Form 10-Q
period 1996-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1996-08-12
CIK 888240, 888239

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996

Commission File Number:    P-7: 0-20265      P-8: 0-20264



  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
  -------------------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)



                                         P-7: 73-1367186
           Oklahoma                      P-8: 73-1378683
- --------------------------------  --------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)



            Two West Second Street, Tulsa, Oklahoma    74103
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
                              (Unaudited)

                                ASSETS

                                             June 30,     December 31,
                                               1996           1995
                                           -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents                $  363,570     $  270,118
   Accounts receivable:
      Net profits and royalty interests
         in oil and gas sales                  426,859        309,444
                                            ----------     ----------
           Total current assets             $  790,429     $  579,562

NET PROFITS AND ROYALTY INTERESTS IN
   OIL AND GAS PROPERTIES, net,
   utilizing the successful efforts
   method                                    7,886,553      8,395,716
                                            ----------     ----------
                                            $8,676,982     $8,975,278
                                            ==========     ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   74,616)   ($   45,524)
   Limited Partners, issued and
      outstanding, 188,702 units             8,751,598      9,020,802
                                            ----------     ----------
           Total Partners' capital          $8,676,982     $8,975,278
                                            ----------     ----------
                                            $8,676,982     $8,975,278
                                            ==========     ==========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                               1996          1995

                                            ---------       ---------

REVENUES:
   Net profits and royalty interests
      in oil and gas sales                    $429,411       $502,424
   Interest income                               2,821          2,722
   Gain (loss) on sale of net profits
      and royalty interests in oil and
      gas properties                            86,293      (   6,360)
                                              --------       --------
                                              $518,525       $498,786

COSTS AND EXPENSES:
   Depletion of net profits and
      royalty interests in oil and
      gas properties                          $306,687       $524,987
   General and administrative                   56,071         69,301
                                              --------       --------
                                              $362,758       $594,288
                                              --------       --------

NET INCOME (LOSS)                             $155,767      ($ 95,502)
                                              ========       ========

GENERAL PARTNER - NET INCOME                  $ 19,915       $ 16,224
                                              ========       ========
LIMITED PARTNERS - NET INCOME (LOSS)          $135,852      ($111,726)
                                              ========       ========

NET INCOME (LOSS) per unit                    $    .72      ($    .59)
                                              ========       ========
UNITS OUTSTANDING                              188,702        188,702
                                              ========       ========


            The accompanying notes are an integral part of
                      these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                               1996           1995
                                           -----------    -----------

REVENUES:
   Net profits and royalty interests
      in oil and gas sales                  $1,019,252     $  918,547
   Interest income                               4,740          4,831
   Gain on sale of net profits and
      royalty interests in oil and
      gas properties                            91,064         12,952
                                            ----------     ----------
                                            $1,115,056     $  936,330

COSTS AND EXPENSES:
   Depletion of net profits and
      royalty interests in oil and
      gas properties                        $  638,476     $1,075,934
   General and administrative                  117,529        129,036
                                            ----------     ----------
                                            $  756,005     $1,204,970
                                            ----------     ----------

NET INCOME (LOSS)                           $  359,051    ($  268,640)
                                            ==========     ==========

GENERAL PARTNER - NET INCOME                $   43,255     $   29,605
                                            ==========     ==========
LIMITED PARTNERS - NET INCOME (LOSS)        $  315,796    ($  298,245)
                                            ==========     ==========

NET INCOME (LOSS) per unit                  $     1.67    ($     1.58)
                                            ==========     ==========
UNITS OUTSTANDING                              188,702        188,702
                                            ==========     ==========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                                1996          1995
                                             ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $359,051    ($  268,640)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of net profits and
         royalty interests in oil and
         gas properties                        638,476      1,075,934
      Gain on sale of net profits and
         royalty interests in oil and
         gas properties                      (  91,064)   (    12,952)
      Increase in accounts receivable        ( 117,415)   (    87,976)
                                              --------     ----------
   Net cash provided by operating
      activities                              $789,048     $  706,366

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($129,313)   ($   59,653)
   Proceeds from sale of net profits
      and royalty interests in oil and
      gas properties                            91,064         24,489
                                              --------     ----------
   Net cash used by investing activities     ($ 38,249)   ($   35,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($657,347)   ($  610,000)
                                              --------     ----------
   Net cash used by financing activities     ($657,347)   ($  610,000)
                                              --------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $ 93,452     $   61,202

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         270,118        282,045
                                              --------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $363,570     $  343,247
                                              ========     ==========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                            June 30,      December 31,
                                              1996            1995
                                           -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents                $  189,476     $  208,319
   Accounts receivable:
      Net profits and royalty interests
         in oil and gas sales                  203,809        136,877
                                            ----------     ----------
           Total current assets             $  393,285     $  345,196

NET PROFITS AND ROYALTY INTERESTS IN
   OIL AND GAS PROPERTIES, net,
   utilizing the successful efforts
   method                                    4,608,218      4,927,730
                                            ----------     ----------
                                            $5,001,503     $5,272,926
                                            ==========     ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   39,106)   ($   20,601)
   Limited Partners, issued and
      outstanding, 116,168 units             5,040,609      5,293,527
                                            ----------     ----------
           Total Partners' capital          $5,001,503     $5,272,926
                                            ----------     ----------
                                            $5,001,503     $5,272,926
                                            ==========     ==========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                               1996           1995
                                             ---------      ---------

REVENUES:
   Net profits and royalty interests
      in oil and gas sales                    $291,805       $375,922
   Interest and other income                     1,377          1,977
   Gain (loss) on sale of net profits
      and royalty interests in oil and
      gas properties                            27,697      (   3,203)
                                              --------       --------
                                              $320,879       $374,696

COSTS AND EXPENSES:
   Depletion of net profits and
      royalty interests in oil and
      gas properties                          $186,322       $373,402
   General and administrative                   34,643         42,085
                                              --------       --------
                                              $220,965       $415,487
                                              --------       --------

NET INCOME (LOSS)                             $ 99,914      ($ 40,791)
                                              ========       ========

GENERAL PARTNER - NET INCOME                  $ 12,380       $ 12,897
                                              ========       ========
LIMITED PARTNERS - NET INCOME (LOSS)          $ 87,534      ($ 53,688)
                                              ========       ========

NET INCOME (LOSS) per unit                    $    .75      ($    .46)
                                              ========       ========
UNITS OUTSTANDING                              116,168        116,168
                                              ========       ========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                                1996          1995
                                              --------       --------

REVENUES:
   Net profits and royalty interests
      in oil and gas sales                    $629,079       $676,827
   Interest and other income                     2,834          3,378
   Gain on sale of net profits and
      royalty interests in oil and
      gas properties                            30,139          4,512
                                              --------       --------
                                              $662,052       $684,717

COSTS AND EXPENSES:
   Depletion of net profits and
      royalty interests in oil and
      gas properties                          $372,912       $810,039
   General and administrative                   72,449         78,222
                                              --------       --------
                                              $445,361       $888,261
                                              --------       --------

NET INCOME (LOSS)                             $216,691      ($203,544)
                                              ========       ========

GENERAL PARTNER - NET INCOME                  $ 25,609       $ 22,224
                                              ========       ========
LIMITED PARTNERS - NET INCOME (LOSS)          $191,082      ($225,768)
                                              ========       ========

NET INCOME (LOSS) per unit                    $   1.64      ($   1.94)
                                              ========       ========
UNITS OUTSTANDING                              116,168        116,168
                                              ========       ========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                               1996           1995
                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $216,691      ($203,544)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of net profits and
         royalty interests in oil and
         gas properties                        372,912        810,039
      Gain on sale of net profits and
         royalty interests in oil and
         gas properties                      (  30,139)     (   4,512)
      Increase in accounts receivable        (  66,932)     (  25,474)
      Decrease in accounts payable                 -        (  77,959)
                                              --------       --------
   Net cash provided by operating
      activities                              $492,532       $498,550

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 69,864)     ($ 37,870)
   Proceeds from sale of net profits
      and royalty interests in oil and
      gas properties                            46,603         13,378
                                              --------       --------
   Net cash used by investing activities     ($ 23,261)     ($ 24,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($488,114)     ($425,500)
                                              --------       --------
   Net cash used by financing activities     ($488,114)     ($425,500)
                                              --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($ 18,843)      $ 48,558

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         208,319        198,756
                                              --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $189,476       $247,314
                                              ========       ========

           The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

 2.       TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General         Administrative
        Partnership        and Administrative          Overhead
        -----------        ------------------       --------------
           P-7                  $18,211                $99,318
           P-8                   11,309                 61,140

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships receive Net Profits and Royalty Interests distributions on a monthly basis from affiliated partnerships managed by the General Partner. These distributions are reflected as Revenue, "Net Profits and Royalty Interests in Oil and Gas Sales", in the accompanying statements of operations. The Net Profits and Royalty Interests Receivable represents amounts due from these affiliated partnerships.

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                      Limited
                                 Date of          Partner Capital
           Partnership         Activation          Contributions
           -----------     ------------------     ---------------

              P-7          February 28, 1992        $18,870,200
              P-8          February 28, 1992         11,616,800

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. The Partnerships have fully invested their capital contributions.

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     P-7 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                           Three Months Ended June 30,
                                           ---------------------------
                                             1996            1995
                                            -------        --------
     Net profits and royalty interests
     in oil and gas sales                  $429,411        $502,424
     Barrels produced                        33,354          33,219
     Mcf produced                           171,619         244,458
     Average price/Bbl                     $  19.64        $  17.47
     Average price/Mcf                     $   1.98        $   1.43

     Total net profits and royalty interests in oil and gas sales decreased $73,013 (14.5%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease,
(i) $144,221 was related to the decrease in the volumes of natural gas sold and (ii) $139,401 was related to an increase in operating expenses incurred by the owners of the underlying working interests, partially offset by an increase of $206,537 related to increases in the average prices of oil and natural gas sold. The increase in operating expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to workover expenses incurred during the three months ended June 30, 1996 in order to improve the recovery of reserves on one well. Volumes of oil sold increased by 135 barrels for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of natural gas sold decreased by 72,829 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to (i) upward prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1995, (ii) normal production declines due to diminished natural gas reserves on one significant well, and (iii) negative gas balancing adjustments made by the purchaser on two significant wells during the three months ended June 30, 1996. Average oil and natural gas prices increased to $19.64 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1996 from $17.47 per barrel and $1.43 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $218,300 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in the volumes of natural gas sold. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 71.4% for the three months ended June 30, 1996 from 104.5% for the three months ended June 30, 1995. This decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $13,230 for the three months ended June 30, 1996 as compared to the three months ended

June 30, 1995. This decrease was primarily due to decreases in professional fees and printing and postage fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 13.1% for the three months ended June 30, 1996 compared to 13.8% for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                           Six Months Ended June 30,
                                           ---------------------------
                                             1996            1995
                                            -------        --------
     Net profits and royalty interests
     in oil and gas sales                  $1,019,252      $918,547
     Barrels produced                          70,580        68,242
     Mcf produced                             350,430       485,914
     Average price/Bbl                     $    18.93      $  16.84
     Average price/Mcf                     $     1.90      $   1.38

     Total net profits and royalty interests in oil and gas sales increased $100,705 (11.0%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, (i) $395,301 was related to the increases in the average prices of oil and natural gas sold and (ii) $44,258 was related to the increase in the volumes of oil sold, partially offset by (i) a $257,420 decrease related to the decrease in the volumes of natural gas sold and (ii) a $71,302 decrease related to an increase in operating expenses incurred by the owner of the underlying working interests. The increase in operating expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to workover expenses incurred during the six months ended June 30, 1996 in order to improve the recovery of reserves on one well. Volumes of oil sold increased by 2,338 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of natural gas sold decreased by 135,484 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to (i) normal production declines due to diminished natural gas reserves on two significant wells and (ii) negative gas balancing adjustments made by the purchaser on two wells during the six months ended June 30, 1996. Average oil and natural gas prices increased to $18.93 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996 from $16.84 per barrel and $1.38 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $437,458 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in the volumes of natural gas sold. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 62.6% for the six months ended June 30, 1996 from 117.1% for the six months ended June 30, 1995. This decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $11,507 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to decreases in professional fees and printing and postage fees for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.5% for the six months ended June 30, 1996 from 14.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $6,335,916 or 33.58% of Limited Partners' capital contributions.

     P-8 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                           Three Months Ended June 30,
                                           ---------------------------
                                             1996            1995
                                            -------        --------
     Net profits and royalty interests
     in oil and gas sales                  $291,805        $375,922
     Barrels produced                        20,149          19,985
     Mcf produced                           112,009         172,457
     Average price/Bbl                     $  19.66        $  17.48
     Average price/Mcf                     $   2.10        $   1.39

     Total net profits and royalty interests in oil and gas sales decreased $84,117 (22.4%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease
(i) $126,941 was related to the decrease in the volumes of natural gas sold and (ii) $125,967 was related to the increase in operating expenses incurred by the owner of the underlying working interests, partially offset by an increase of $166,011 related to the increases in the average prices of oil and natural gas sold. The increase in operating expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to workover expenses incurred during the three months ended June 30, 1996 in order to improve the recovery of reserves on one well. Volumes of oil sold increased by 164 barrels for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Volumes of natural gas sold decreased by 60,448 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to (i) upward prior period volume adjustments made by the purchaser on three wells during the three months ended June 30, 1995, (ii) normal production declines due to diminished natural gas reserves on three significant wells, and (iii) a downward prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996. Average oil and natural gas prices increased to $19.66 per barrel and $2.10 per Mcf, respectively, for the three months ended June 30, 1996 from $17.48 per barrel and $1.39 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $187,080 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in the volumes of natural gas sold. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 63.9% for the three months ended June 30, 1996 from 99.3% for the three months ended June 30, 1995. This decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $7,442 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in professional fees for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 11.9% for the three months ended June 30, 1996 compared to 11.2% for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                           Six Months Ended June 30,
                                           ---------------------------
                                             1996            1995
                                            -------        --------
     Net profits and royalty interests
     in oil and gas sales                  $629,079        $676,827
     Barrels produced                        41,858          41,163
     Mcf produced                           214,994         347,911
     Average price/Bbl                     $  18.93        $  16.81
     Average price/Mcf                     $   2.04        $   1.38

     Total net profits and royalty interests in oil and gas sales decreased $47,748 (7.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, (i) $271,151 was related to the decrease in the volumes of natural gas sold and (ii) $105,356 was related to the increase in operating expenses incurred by the owner of the underlying working interests, partially offset by (i) a $316,887 increase related to the increases in the average prices of oil and natural gas sold and (ii) a $13,156 increase related to the increase in the volumes of oil sold. The increase in operating expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to workover expenses incurred during the six months ended June 30, 1996 in order to improve the recovery of reserves on one well. Volumes of oil sold increased by 695 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of natural gas sold decreased by 132,917 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to (i) normal production declines due to diminished natural gas reserves on three significant wells and (ii) downward prior period volume adjustments made by the purchaser on three wells during the six months ended June 30, 1996. Average oil and natural gas prices increased to $18.93 per barrel and $2.04 per Mcf, respectively, for the six months ended June 30, 1996 from $16.81 per barrel and $1.38 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $437,127 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in the volumes of natural gas sold. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 59.2% for the six months ended June 30, 1996 from 119.7% for the six months ended June 30, 1995. This decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $5,773 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to decreases in professional fees and printing and postage fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 11.5% for the six months ended June 30, 1996 compared to 11.6% for the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $3,873,583 or 33.34% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          None

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


                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-7
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-8

                              (Registrant)


                         By:  GEODYNE RESOURCES, INC.

                              General Partner



Date:  August 12, 1996   By:        /s/Dennis R. Neill
                            ----------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 12, 1996   By:        /s/Drew S. Phillips
                            ----------------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

All other Exhibits are omitted as inapplicable.