Form 10-Q
period 1996-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1996-11-12
CIK 888240, 888239

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996

Commission File Number:    P-7: 0-20265      P-8: 0-20264



  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
  -------------------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)



                                              P-7: 73-1367186
           Oklahoma                           P-8: 73-1378683
--------------------------------     --------------------------------
State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)



          Two West Second Street, Tulsa, Oklahoma         74103
          -----------------------------------------------------
          (Address of principal executive offices)   (Zip Code)



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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  713,461    $  270,118
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  431,622       309,444
                                        ----------    ----------
       Total current assets             $1,145,083    $  579,562

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 7,333,816     8,395,716
                                        ----------    ----------
                                        $8,478,899    $8,975,278
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   91,460)  ($   45,524)
  Limited Partners, issued and
   outstanding, 188,702 units            8,570,359     9,020,802
                                        ----------    ----------
       Total Partners' capital          $8,478,899    $8,975,278
                                        ----------    ----------
                                        $8,478,899    $8,975,278
                                        ==========    ==========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                         ---------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $551,939      $433,605
  Interest income                            4,556         3,780
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                            1,432        11,595
                                          --------      --------
                                          $557,927      $448,980

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $312,572      $516,092
  General and administrative                53,738        54,513
                                          --------      --------
                                          $366,310      $570,605
                                          --------      --------

NET INCOME (LOSS)                         $191,617     ($121,625)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 21,856      $ 14,562
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $169,761     ($136,187)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .90     ($    .72)
                                          ========      ========
UNITS OUTSTANDING                          188,702       188,702
                                          ========      ========


            The accompanying notes are an integral part of
                      these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996          1995
                                       -----------   ------------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                 $1,571,191    $1,352,152
  Interest income                            9,296         8,611
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           92,496        24,547
                                        ----------    ----------
                                        $1,672,983    $1,385,310

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                       $  951,048    $1,592,026
  General and administrative               171,267       183,549
                                        ----------    ----------
                                        $1,122,315    $1,775,575
                                        ----------    ----------

NET INCOME (LOSS)                       $  550,668   ($  390,265)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   65,111    $   44,168
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  485,557   ($  434,433)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.57   ($     2.30)
                                        ==========    ==========
UNITS OUTSTANDING                          188,702       188,702
                                        ==========    ==========

            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  550,668   ($  390,265)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        951,048     1,592,026
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                    (    92,496)  (    24,547)
   Increase in accounts receivable     (   122,178)  (    18,612)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,287,042    $1,158,602

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  165,442)  ($  137,319)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                          368,790        37,556
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $  203,348   ($   99,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,047,047)  ($  999,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,047,047)  ($  999,000)
                                        ----------    ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  443,343    $   59,839

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      270,118       282,045
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  713,461    $  341,884
                                        ==========    ==========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  420,451   $  208,319
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   184,445      136,877
                                         ----------   ----------
       Total current assets              $  604,896   $  345,196

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  4,274,814    4,927,730
                                         ----------   ----------
                                         $4,879,710   $5,272,926
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   49,975) ($   20,601)
  Limited Partners, issued and
   outstanding, 116,168 units             4,929,685    5,293,527
                                         ----------   ----------
       Total Partners' capital           $4,879,710   $5,272,926
                                         ----------   ----------
                                         $4,879,710   $5,272,926
                                         ==========   ==========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                         ----------    ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $339,114      $248,394
  Interest and other income                  2,389         4,831
  Gain (loss) on sale of net profits
   and royalty interests in oil and
   gas properties                        (  14,432)        5,929
                                          --------      --------
                                          $327,071      $259,154

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $194,261      $403,598
  General and administrative                33,097        33,255
                                          --------      --------
                                          $227,358      $436,853
                                          --------      --------

NET INCOME (LOSS)                         $ 99,713     ($177,699)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 12,637      $  7,259
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 87,076     ($184,958)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .75     ($   1.59)
                                          ========      ========
UNITS OUTSTANDING                          116,168       116,168
                                          ========      ========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------    -----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $968,193    $  925,221
  Interest and other income                  5,223         8,209
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           15,707        10,441
                                          --------    ----------
                                          $989,123    $  943,871

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $567,173    $1,213,637
  General and administrative               105,546       111,477
                                          --------    ----------
                                          $672,719    $1,325,114
                                          --------    ----------

NET INCOME (LOSS)                         $316,404   ($  381,243)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 38,246    $   29,483
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $278,158   ($  410,726)
                                          ========    ==========
NET INCOME (LOSS) per unit                $   2.39   ($     3.54)
                                          ========    ==========
UNITS OUTSTANDING                          116,168       116,168
                                          ========    ==========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $316,404    ($  381,243)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        567,173      1,213,637
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                      (  15,707)   (    10,441)
   Increase in accounts receivable       (  47,568)           -
   Decrease in accounts payable                -      (    43,047)
                                          --------     ----------
  Net cash provided by operating
   activities                             $820,302     $  778,906

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 88,442)   ($   53,013)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                          189,892         20,066
                                          --------     ----------
  Net cash provided (used) by
   investing activities                   $101,450    ($   32,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($709,620)   ($  688,500)
                                          --------     ----------
  Net cash used by financing
   activities                            ($709,620)   ($  688,500)
                                          --------     ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $212,132     $   57,459

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      208,319        198,756
                                          --------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $420,451     $  256,215
                                          ========     ==========


            The accompanying notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


 2.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General          Administrative
       Partnership      and Administrative           Overhead
       -----------      ------------------        --------------
           P-7               $4,079                  $49,659
           P-8                2,527                   30,570

     During the nine months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General          Administrative
       Partnership      and Administrative           Overhead
       -----------      ------------------        --------------
           P-7               $22,290                 $148,977
           P-8                13,836                   91,710

     Affiliated companies are the operator of certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities, together with any compressor rental, consulting, or other services provided.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The Partnerships were formed for the purpose of acquiring net profits interests and royalty interests in producing oil and gas properties located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A net profits interest in oil and gas properties entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying working interest in the oil and gas properties. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     During the nine months ended September 30, 1996 the Partnerships sold their interests in several oil and gas properties located in Oklahoma, Texas, and New Mexico. Proceeds from such sales totalled $368,790 for the P-7 Partnership and $189,892 for the P-8 Partnership. Such proceeds will be included in the determination of the amount of the cash distributions to be paid to the Limited Partners of the Partnerships during November 1996.

RESULTS OF OPERATIONS
---------------------

     P-7 PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $551,939           $433,605
           Barrels produced             29,406             33,608
           Mcf produced                202,442            227,833
           Average price/Bbl          $  21.38           $  16.73
           Average price/Mcf          $   1.68           $   1.31

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $118,334 (27.3%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $240,575 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $132,496 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 4,202 barrels and 25,391 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.38 per barrel and $1.68 per Mcf, respectively, for the three months ended September 30, 1996 from $16.73 per barrel and $1.31 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $203,520 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 56.6% for the three months ended September 30, 1996 from 119.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 9.7% for the three months ended September 30, 1996 from 12.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                        1996               1995
                                      --------          ----------
           Net profits and royalty
             interests in oil and
             gas sales                $1,571,191        $1,352,152
           Barrels produced               99,986           101,850
           Mcf produced                  552,872           713,747
           Average price/Bbl          $    19.65        $    16.80
           Average price/Mcf          $     1.82        $     1.36

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $219,039 (16.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of the increase, $618,597 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $329,421 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,864 barrels and 160,875 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) negative gas balancing adjustments made by the operator on two wells during the nine months ended September 30, 1996, and (iii) the shutting-in of another well due to a recompletion performed during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $19.65 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.80 per barrel and $1.36 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $640,978 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 60.5% for the nine months ended September 30, 1996 from 117.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $12,282 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to a decrease in professional fees, printing and postage expenses, and filing fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.9% for the nine months ended September 30, 1996 from 13.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $6,686,916 or 35.44% of Limited Partners' capital contributions.

     P-8 PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $339,114           $248,394
           Barrels produced             16,657             19,397
           Mcf produced                142,883            180,017
           Average price/Bbl          $  21.35           $  16.69
           Average price/Mcf          $   1.67           $   1.34

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $90,720 (36.5%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $149,796 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $120,513 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,740 barrels and 37,137 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) a negative prior period adjustment made by the purchaser on one well during 1996. Average oil and natural gas prices increased to $21.35 per barrel and $1.67 per Mcf, respectively, for the three months ended September 30, 1996 from $16.69 per barrel and $1.34 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $209,337 for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 57.3% for the three months ended September 30, 1996 from 162.5% for the three months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 9.8% for the three months ended September 30, 1996 from 13.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $968,193           $925,221
           Barrels produced             58,515             60,560
           Mcf produced                357,877            527,928
           Average price/Bbl          $  19.62           $  16.77
           Average price/Mcf          $   1.90           $   1.37

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $42,972 (4.6%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $452,398 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $363,220 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,045 barrels and 170,051 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended

     September 30, 1995, (ii) negative gas balancing adjustments made by the operator on two wells during the nine months ended September 30, 1996, and (iii) a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $19.62 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.77 per barrel and $1.37 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $646,464 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 58.6% for the nine months ended September 30, 1996 from 131.2% for the nine months ended September 30, 1995. This decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $5,931 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to a decrease in professional fees, printing and postage expenses, and filing fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 10.9% for the nine months ended September 30, 1996 as compared to 12.0% for the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $4,071,583 or 35.05% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

          Date of event:           July 17, 1996
          Date filed with SEC:     July 31, 1996
          Item Included:
               Item 5 - Other Events

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


                    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                    LIMITED PARTNERSHIP P-7
                    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                    LIMITED PARTNERSHIP P-8

                                   (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner



Date:  November 12, 1996       By:     /s/Dennis R. Neill
                                 -------------------------------
                                     (Signature)
                                     Dennis R. Neill
                                     President



Date:  November 12, 1996       By:     /s/Patrick M. Hall
                                 -------------------------------
                                     (Signature)
                                     Patrick M. Hall
                                     Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.