Form 10-Q
period 1997-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1997-05-13
CIK 888240, 888239

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997

Commission File Number:    P-7: 0-20265      P-8: 0-20264



  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
  -------------------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)



                                                   P-7: 73-1367186
                Oklahoma                           P-8: 73-1378683

 --------------------------------    ---------------------------------
 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)



          Two West Second Street, Tulsa, Oklahoma         74103
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
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997          1996
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  601,419    $  643,415
  Accounts receivable:
   Net Profits                             285,035       364,612
                                        ----------    ----------
       Total current assets             $  886,454    $1,008,027

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                         5,682,919     7,321,103
                                        ----------    ----------
                                        $6,569,373    $8,329,130
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  114,523)  ($   92,242)
  Limited Partners, issued and
   outstanding, 188,702 units            6,683,896     8,421,372
                                        ----------    ----------
       Total Partners' capital          $6,569,373    $8,329,130
                                        ----------    ----------
                                        $6,569,373    $8,329,130
                                        ==========    ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  661,119      $589,841
  Interest income                            5,056         1,919
  Gain on sale of Net Profits
   Interests                                   -           4,771
                                        ----------      --------
                                        $  666,175      $596,531

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  246,456      $331,789
  Impairment provision                   1,474,823           -
  General and administrative (Note 2)       61,609        61,458
                                        ----------      --------
                                        $1,782,888      $393,247
                                        ----------      --------

NET INCOME (LOSS)                      ($1,116,713)     $203,284
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   12,763      $ 23,340
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,129,476)     $179,944
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     5.99)     $    .95
                                        ==========      ========
UNITS OUTSTANDING                          188,702       188,702
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,116,713)     $203,284
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             246,456       331,789
   Impairment provision                  1,474,823           -
   Gain on sale of Net Profits
     Interests                                 -       (   4,771)
   (Increase) decrease in accounts
     receivable                             79,577     ( 100,099)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  684,143      $430,203

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   83,095)    ($ 66,975)
  Proceeds from sale of Net Profits
   Interests                                   -           4,771
                                        ----------      --------
  Net cash used by investing
   activities                          ($   83,095)    ($ 62,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  643,044)    ($328,917)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  643,044)    ($328,917)
                                        ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   41,996)     $ 39,082

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      643,415       270,118
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  601,419      $309,200
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  483,018   $  488,063
  Accounts receivable:
   Net Profits                               20,423       88,232
                                         ----------   ----------
       Total current assets              $  503,441   $  576,295

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                          2,976,394    4,151,147
                                         ----------   ----------
                                         $3,479,835   $4,727,442
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   70,453) ($   54,315)
  Limited Partners, issued and
   outstanding, 116,168 units             3,550,288    4,781,757
                                         ----------   ----------
       Total Partners' capital           $3,479,835   $4,727,442
                                         ----------   ----------
                                         $3,479,835   $4,727,442
                                         ==========   ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  452,858      $337,274
  Interest and other income                  3,941         1,457
  Gain on sale of Net Profits
   Interests                                   -           2,442
                                        ----------      --------
                                        $  456,799      $341,173

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  174,330      $186,590
  Impairment provision                   1,052,542           -
  General and administrative (Note 2)       37,918        37,806
                                        ----------      --------
                                        $1,264,790      $224,396
                                        ----------      --------

NET INCOME (LOSS)                      ($  807,991)     $116,777
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $    8,478      $ 13,230
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  816,469)     $103,547
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     7.03)     $    .89
                                        ==========      ========
UNITS OUTSTANDING                          116,168       116,168
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997           1996
                                        ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($  807,991)     $116,777
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              174,330       186,590
   Impairment provision                   1,052,542           -
   Gain on sale of Net Profits
     Interests                                  -       (   2,442)
   Decrease in accounts receivable           67,809           -
   Decrease in accounts payable                 -       (  49,063)
                                         ----------      --------
  Net cash provided by operating
   activities                            $  486,690      $251,862

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($   52,119)    ($ 37,364)
  Proceeds from sale of Net Profits
   Interests                                    -           2,442
                                         ----------      --------
  Net cash used by investing
   activities                           ($   52,119)    ($ 34,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($  439,616)    ($251,709)
                                         ----------      --------
  Net cash used by financing
   activities                           ($  439,616)    ($251,709)
                                         ----------      --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                          ($    5,045)    ($ 34,769)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       488,063       208,319
                                         ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  483,018      $173,550
                                         ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED
                             PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996 and the statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner (the "General Partner") of the Geodyne
     Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


     NET PROFITS INTERESTS
     ---------------------

     The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests in properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

     Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the unamortized costs of Net Profits Interests as a whole exceeded the estimated undiscounted future net revenues of the properties, an impairment provision would be recorded for the excess amount. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the first quarter of 1997 pursuant to SFAS No. 121 as follows:

                Partnership               Amount
                -----------            ------------
                    P-7                 $1,474,823
                    P-8                  1,052,542

     The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


 2.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General          Administrative
       Partnership      and Administrative           Overhead
       -----------      ------------------        --------------
           P-7               $11,950                 $49,659
           P-8                 7,348                  30,570

     Affiliates   of  the   Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The Partnerships receive Net Profits distributions on a monthly basis from affiliated partnerships managed by the General Partner. These distributions are reflected as Revenue, "Net Profits", in the accompanying statements of operations. The Net Profits Receivable represents amounts due from these affiliated partnerships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

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


GENERAL
-------

     The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying working interest in the oil and gas properties. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.


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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     P-7 PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three Months Ended March 31,
                                      ----------------------------
                                        1997               1996
                                      --------           --------
           Net Profits                $661,119           $589,841
           Barrels produced             34,647             37,226
           Mcf produced                145,037            178,811
           Average price/Bbl          $  21.15           $  18.29
           Average price/Mcf          $   2.60           $   1.82

     As  shown in  the  table  above,  Net Profits  increased  $71,278

     (12.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $99,000 and $113,000, respectively, were related to the increases in the average prices of oil and gas sold, partially offset by decreases of approximately $47,000 and $61,000, respectively, related to the decreases in volumes of oil and gas sold and approximately $33,000 was related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,579 barrels and 33,774 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells, (ii) a negative gas balancing adjustment made by the operator on one well during the three months ended March 31, 1997, and (iii) the shutting-in of another well in order to perform a workover during the three months ended March 31, 1997 in order to improve the recovery of reserves. The increase in production expenses resulted primarily from workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves. Average oil and gas prices increased to $21.15 per barrel and $2.60 per Mcf, respectively, for the three months ended March 31, 1997 from $18.29 per barrel and $1.82 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $85,333 (25.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 37.3% for the three months ended March 31, 1997 from 56.3% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-7 Partnership's adoption of SFAS No. 121. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,563 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 9.3% for the three months ended March 31, 1997 as compared to 10.4% the three months ended March 31, 1996.

     Cumulative  cash distributions  to the  Limited  Partners through

     March 31, 1997 were $7,960,916 or 42.19% of Limited Partners' capital contributions.


     P-8 PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $452,858          $337,274
           Barrels produced             20,165            21,709
           Mcf produced                112,487           102,985
           Average price/Bbl          $  21.15          $  18.26
           Average price/Mcf          $   2.67          $   1.98

     As shown in the table above, Net Profits increased $115,584 (34.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $58,000 and $78,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $19,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $28,000 related to a decrease in volumes of oil sold and a decrease of approximately $11,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,544 barrels, while volumes of gas sold increased 9,502 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase in production expenses resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in Net Profits discussed above. Average oil and gas prices increased to $21.15 per barrel and $2.67 per Mcf, respectively, for the three months ended March 31, 1997 from $18.26 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $12,260 (6.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from upward revisions in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 38.5% for the three months ended March 31, 1997 from 55.3% for the three months ended March 31, 1996. This decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-8 Partnership's adoption of SFAS No. 121. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31,

     1997  and   $402,077  was  related  to   impairment  of  unproved
     properties.   No similar charge  was necessary  during the  three
     months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses decreased to 8.4% for the three months ended March 31, 1997 from 11.2% for the three months ended March 31, 1996. This decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $4,810,583 or 41.41% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during the first quarter of 1997:

          Date of event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Items Included:
               Item 5 - Other Events
               Item 7 - Exhibits

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


                    GEODYNE   INSTITUTIONAL/PENSION    ENERGY   INCOME
                    LIMITED PARTNERSHIP P-7
                    GEODYNE   INSTITUTIONAL/PENSION    ENERGY   INCOME
                    LIMITED PARTNERSHIP P-8

                                   (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner



Date:  May 13, 1997           By:     /s/Dennis R. Neill
                                 -------------------------------
                                     (Signature)
                                     Dennis R. Neill
                                     President



Date:  May 13, 1997           By:     /s/Patrick M. Hall
                                 -------------------------------
                                     (Signature)
                                     Patrick M. Hall
                                     Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.