Form 10-Q
period 1997-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1997-08-12
CIK 888240, 888239

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997

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

 (State or other jurisdiction of     (I.R.S.  Employer  Identification
  incorporation or organization)                    No.)



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
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1997          1996
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  715,335    $  643,415
  Accounts receivable:
   Net Profits                             131,667       364,612
                                        ----------    ----------
       Total current assets             $  847,002    $1,008,027

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                         5,435,538     7,321,103
                                        ----------    ----------
                                        $6,282,540    $8,329,130
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  118,666)  ($   92,242)
  Limited Partners, issued and
   outstanding, 188,702 units            6,401,206     8,421,372
                                        ----------    ----------
       Total Partners' capital          $6,282,540    $8,329,130
                                        ----------    ----------
                                        $6,282,540    $8,329,130
                                        ==========    ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $468,770      $429,411
  Interest income                            5,249         2,821
  Gain on sale of Net Profits
   Interests                               102,507        86,293
                                          --------      --------
                                          $576,526      $518,525

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $208,993      $306,687
  General and administrative (Note 2)       60,789        56,071
                                          --------      --------
                                          $269,782      $362,758
                                          --------      --------

NET INCOME                                $306,744      $155,767
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 23,434      $ 19,915
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $283,310      $135,852
                                          ========      ========
NET INCOME per unit                       $   1.50      $    .72
                                          ========      ========
UNITS OUTSTANDING                          188,702       188,702
                                          ========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Net Profits                           $1,129,889    $1,019,252
  Interest income                           10,305         4,740
  Gain on sale of Net Profits
   Interests                               102,507        91,064
                                        ----------    ----------
                                        $1,242,701    $1,115,056

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  455,449    $  638,476
  Impairment provision                   1,474,823           -
  General and administrative (Note 2)      122,398       117,529
                                        ----------    ----------
                                        $2,052,670    $  756,005
                                        ----------    ----------

NET INCOME (LOSS)                      ($  809,969)   $  359,051
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   36,197    $   43,255
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  846,166)   $  315,796
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     4.48)   $     1.67
                                        ==========    ==========
UNITS OUTSTANDING                          188,702       188,702
                                        ==========    ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  809,969)     $359,051
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             455,449       638,476
   Impairment provision                  1,474,823           -
   Gain on sale of Net Profits
     Interests                         (   102,507)    (  91,064)
   (Increase) decrease in accounts
     receivable                            232,945     ( 117,415)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,250,741      $789,048

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  150,214)    ($129,313)
  Proceeds from sale of Net Profits
   Interests                               208,014        91,064
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $   57,800     ($ 38,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,236,621)    ($657,347)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,236,621)    ($657,347)
                                        ----------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   71,920      $ 93,452

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      643,415       270,118
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  715,335      $363,570
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  505,061   $  488,063
  Accounts receivable:
   Net Profits                                  -         88,232
                                         ----------   ----------
       Total current assets              $  505,061   $  576,295

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                          2,807,523    4,151,147
                                         ----------   ----------
                                         $3,312,584   $4,727,442
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   83,311   $      -
                                         ----------   ----------
   Total current liabilities             $   83,311   $      -

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   74,100) ($   54,315)
  Limited Partners, issued and
   outstanding, 116,168 units             3,303,373    4,781,757
                                         ----------   ----------
       Total Partners' capital           $3,229,273   $4,727,442
                                         ----------   ----------
                                         $3,312,584   $4,727,442
                                         ==========   ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $300,445      $291,805
  Interest and other income                  4,317         1,377
  Gain on sale of Net Profits
   Interests                                53,099        27,697
                                          --------      --------
                                          $357,861      $320,879

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $142,057      $186,322
  General and administrative (Note 2)       37,329        34,643
                                          --------      --------
                                          $179,386      $220,965
                                          --------      --------

NET INCOME                                $178,475      $ 99,914
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 14,390      $ 12,380
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $164,085      $ 87,534
                                          ========      ========
NET INCOME per unit                       $   1.41      $    .75
                                          ========      ========
UNITS OUTSTANDING                          116,168       116,168
                                          ========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  753,303      $629,079
  Interest and other income                  8,258         2,834
  Gain on sale of Net Profits
   Interests                                53,099        30,139
                                        ----------      --------
                                        $  814,660      $662,052

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  316,387      $372,912
  Impairment provision                   1,052,542           -
  General and administrative (Note 2)       75,247        72,449
                                        ----------      --------
                                        $1,444,176      $445,361
                                        ----------      --------

NET INCOME (LOSS)                      ($  629,516)     $216,691
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   22,868      $ 25,609
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  652,384)     $191,082
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     5.62)     $   1.64
                                        ==========      ========
UNITS OUTSTANDING                          116,168       116,168
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997           1996
                                        ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($  629,516)     $216,691
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              316,387       372,912
   Impairment provision                   1,052,542           -
   Gain on sale of Net Profits
     Interests                          (    53,099)    (  30,139)
   (Increase) decrease in accounts
     receivable                              88,232     (  66,932)
   Increase in accounts payable              83,311           -
                                         ----------      --------
  Net cash provided by operating
   activities                            $  857,857      $492,532

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($   90,312)    ($ 69,864)
  Proceeds from sale of Net Profits
   Interests                                118,106        46,603
                                         ----------      --------
  Net cash provided (used) by
   investing activities                  $   27,794     ($ 23,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($  868,653)    ($488,114)
                                         ----------      --------
  Net cash used by financing
   activities                           ($  868,653)    ($488,114)
                                         ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $   16,998     ($ 18,843)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       488,063       208,319
                                         ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  505,061      $189,476
                                         ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED
                             PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner (the "General Partner") of the Geodyne
     Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the six months ended June 30, 1997 pursuant to SFAS No. 121 as follows:

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


 2.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General          Administrative
       Partnership      and Administrative           Overhead
       -----------      ------------------        --------------
           P-7               $23,080                 $99,318
           P-8                14,107                  61,140

     Affiliates   of   the  Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The Partnerships receive Net Profits distributions on a monthly basis from affiliated partnerships managed by the General Partner. These distributions are reflected as Revenue, "Net Profits", in the accompanying statements of operations. The Net Profits Receivable represents amounts due from these affiliated partnerships. The accounts payable at June 30, 1997 for the P-8 Partnership represents an amount due to these affiliated partnerships for operating expenses which have exceeded revenues as a result of the decrease in the average price of gas sold.

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


GENERAL
-------

     The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interest. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     The Partnerships' cash flows for the second quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended June 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-August 1997. It is possible that the Partner-ships' repurchase values and future cash distributions could decline as a result of he disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

     P-7 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                      Three Months Ended June 30,
                                      ---------------------------
                                         1997              1996
                                       --------          --------
           Net Profits                 $468,770          $429,411
           Barrels produced              28,868            33,354
           Mcf produced                 126,067           171,619
           Average price/Bbl           $  20.10          $  19.64
           Average price/Mcf           $   1.82          $   1.98

     As shown in the table above, Net Profits increased $39,359 (9.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $13,000 was related to an increase in the average price of oil sold and approximately $226,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $88,000 and $90,000,respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $20,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 4,486 barrels and 45,552 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, and (iii) the shutting-in of another well during a portion of the three months ended June 30, 1997 in order to improve the recovery of reserves. The decrease in production expenses resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1996 in order to increase production capabilities and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices increased to $20.10 per barrel for the three months ended June 30, 1997 from $19.64 per barrel for the three months ended June 30, 1996, while average gas prices decreased to $1.82 per Mcf for the three months ended June 30, 1997 from $1.98 per Mcf for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $97,694 (31.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 44.6% for the three months ended June 30, 1997 from 71.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $4,718 (8.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 13.0% for the three months ended June 30, 1997 and 13.1% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                      Six Months Ended June 30,
                                      -------------------------
                                           1997          1996
                                       ----------     ----------

           Net Profits                 $1,129,889     $1,019,252
           Barrels produced                63,515         70,580
           Mcf produced                   271,104        350,430
           Average price/Bbl           $    20.67     $    18.93
           Average price/Mcf           $     2.24     $     1.90

     As shown in the table above, Net Profits increased $110,637 (10.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $111,000 and $92,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $193,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $134,000 and $151,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,065 barrels and 79,326 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997, and (iii) the shutting-in of another well during a portion of the six months ended June 30, 1997 in order to improve the recovery of reserves. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) workover expenses incurred on one well during the six months ended June 30, 1996 in order to increase production capabilities, partially offset by workover expenses incurred on another well during the six months ended June 30, 1997 in order to increase production capabilities. Average oil and gas prices increased to $20.67 per barrel and $2.24 per Mcf, respectively, for the six months ended June 30, 1997 from $18.93 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $183,027 (28.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 40.3% for the six months ended June 30, 1997 from 62.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-7 Partnership's adoption of SFAS No. 121. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,563 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 10.8% for the six months ended June 30, 1997 and 11.5% for the six months ended June 30, 1996.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $8,526,916 or 45.19% of Limited Partners' capital contributions.

     P-8 PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                     Three Months Ended June 30,
                                     ---------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $300,445          $291,805
           Barrels produced             17,004            20,149
           Mcf produced                 88,232           112,009
           Average price/Bbl          $  20.11          $  19.66
           Average price/Mcf          $   1.89          $   2.10

     As shown in the table above, Net Profits increased $8,640 (3.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $8,000 was related to the increase in the average price of oil sold and approximately $132,000 was related to the decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $62,000 and $50,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $19,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 3,145 barrels and 23,777 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on several wells and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells,
     (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997, and (iii) the shutting-in of another well during a portion of the three months ended June 30, 1997 in order to improve the recovery of reserves. The decrease in production expenses resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1996 in order to increase production capabilities and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices increased to $20.11 per barrel for the three months ended June 30, 1997 from $19.66 per barrel for the three months ended June 30, 1996, while average gas prices decreased to $1.89 per Mcf for the three months ended June 30, 1997 from $2.10 per Mcf for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $44,265 (23.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 47.3% for the three months ended June 30, 1997 from 63.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,686 (7.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 12.4% for the three months ended June 30, 1997 and 11.9% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                     Six Months Ended June 30,
                                     -------------------------
                                        1997            1996
                                      --------        --------
           Net Profits                $753,303        $629,079
           Barrels produced             37,169          41,858
           Mcf produced                200,719         214,994
           Average price/Bbl          $  20.67        $  18.93
           Average price/Mcf          $   2.33        $   2.04

     As shown in the table above, Net Profits increased $124,224 (19.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $65,000 and $58,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $121,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $89,000 and $29,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,689 barrels and 14,275 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) workover expenses incurred on one well during the six months ended June 30, 1996 in order to increase production capabilities, partially offset by workover expenses incurred on another well during the six months ended June 30, 1997 in order to increase production capabilities. Average oil and gas prices increased to $20.67 per barrel and $2.33 per Mcf, respectively, for the six months ended June 30, 1997 from $18.93 per barrel and $2.04 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $56,525 (15.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 42.0% for the six months ended June 30, 1997 from 59.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-8 Partnership s adoption of SFAS No. 121. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $402,077 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses decreased to 10.0% for the six months ended June 30, 1997 from 11.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $5,221,583 or 44.95% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re: PaineWebber Limited Partnerships' Litigation", Case No. 94-CIV-8558, U.S. District Court, Southern District of New York. On July 30, 1997, the United States Court of Appeals for the Second Circuit issued an opinion affirming the terms of the federal district court's order confirming the settlement of this lawsuit. The terms of said settlement are described in the Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          None.

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


                    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                    LIMITED PARTNERSHIP P-7
                    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                    LIMITED PARTNERSHIP P-8

                                   (Registrant)


                              By:  GEODYNE RESOURCES, INC.

                                   General Partner



Date:  August 12, 1997        By:     /s/Dennis R. Neill
                                 -------------------------------
                                     (Signature)
                                     Dennis R. Neill
                                     President



Date:  August 12, 1997        By:     /s/Patrick M. Hall
                                 -------------------------------
                                     (Signature)
                                     Patrick M. Hall
                                     Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.