Form 10-Q
period 1997-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1997-11-13
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997

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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------  -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  484,037    $  643,415
  Accounts receivable:
   Net Profits                             138,963       364,612
                                        ----------    ----------
       Total current assets             $  623,000    $1,008,027

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                         5,228,890     7,321,103
                                        ----------    ----------
                                        $5,851,890    $8,329,130
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  110,966)  ($   92,242)
  Limited Partners, issued and
   outstanding, 188,702 units            5,962,856     8,421,372
                                        ----------    ----------
       Total Partners' capital          $5,851,890    $8,329,130
                                        ----------    ----------
                                        $5,851,890    $8,329,130
                                        ==========    ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $568,622      $551,939
  Interest income                            5,908         4,556
  (Loss) gain on sale of Net Profits
   Interests                             (     576)        1,432
                                          --------      --------
                                          $573,954      $557,927

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $246,992      $312,572
  General and administrative (Note 2)       53,031        53,738
                                          --------      --------
                                          $300,023      $366,310
                                          --------      --------

NET INCOME                                $273,931      $191,617
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 36,044      $ 21,856
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $237,887      $169,761
                                          ========      ========
NET INCOME per unit                       $   1.26      $    .90
                                          ========      ========
UNITS OUTSTANDING                          188,702       188,702
                                          ========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Net Profits                           $1,698,511    $1,571,191
  Interest income                           16,213         9,296
  Gain on sale of Net Profits
   Interests                               101,931        92,496
                                        ----------    ----------
                                        $1,816,655    $1,672,983

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  702,441    $  951,048
  Impairment provision                   1,474,823           -
  General and administrative (Note 2)      175,429       171,267
                                        ----------    ----------
                                        $2,352,693    $1,122,315
                                        ----------    ----------

NET INCOME (LOSS)                      ($  536,038)   $  550,668
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   59,478    $   65,111
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  595,516)   $  485,557
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     3.16)   $     2.57
                                        ==========    ==========
UNITS OUTSTANDING                          188,702       188,702
                                        ==========    ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997            1996
                                       ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  536,038)     $  550,668
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             702,441         951,048
   Impairment provision                  1,474,823             -
   Gain on sale of Net Profits
     Interests                         (   101,931)    (    92,496)
   (Increase) decrease in accounts
     receivable - Net Profits              225,649     (   122,178)
                                        ----------      ----------
  Net cash provided by operating
   activities                           $1,764,944      $1,287,042

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  190,610)    ($  165,442)
  Proceeds from sale of Net Profits
   Interests                               207,490         368,790
                                        ----------      ----------
  Net cash provided by investing
   activities                           $   16,880      $  203,348

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,941,202)    ($1,047,047)
                                        ----------      ----------
  Net cash used by financing
   activities                          ($1,941,202)    ($1,047,047)
                                        ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  159,378)     $  443,343

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      643,415         270,118
                                        ----------      ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  484,037      $  713,461
                                        ==========      ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,   December 31,
                                          1997            1996
                                      -------------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  354,417     $  488,063
  Accounts receivable:
   General Partner (Note 2)                     85            -
   Net Profits                                 -           88,232
                                        ----------     ----------
       Total current assets             $  354,502     $  576,295

NET PROFITS INTERESTS, net,
  utilizing the successful
  efforts method                         2,658,836      4,151,147
                                        ----------     ----------
                                        $3,013,338     $4,727,442
                                        ==========     ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   92,988     $      -
                                        ----------     ----------
   Total current liabilities            $   92,988     $      -

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   66,343)   ($   54,315)
  Limited Partners, issued and
   outstanding, 116,168 units            2,986,693      4,781,757
                                        ----------     ----------
       Total Partners' capital          $2,920,350     $4,727,442
                                        ----------     ----------
                                        $3,013,338     $4,727,442
                                        ==========     ==========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $339,944      $339,114
  Interest and other income                  4,417         2,389
  Loss on sale of Net Profits
   Interests                             (   2,960)    (  14,432)
                                          --------      --------
                                          $341,401      $327,071

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $167,892      $194,261
  General and administrative (Note 2)       32,651        33,097
                                          --------      --------
                                          $200,543      $227,358
                                          --------      --------

NET INCOME                                $140,858      $ 99,713
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 22,016      $ 12,637
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $118,842      $ 87,076
                                          ========      ========
NET INCOME per unit                       $   1.02      $    .75
                                          ========      ========
UNITS OUTSTANDING                          116,168       116,168
                                          ========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $1,093,247      $968,193
  Interest and other income                 12,675         5,223
  Gain on sale of Net Profits
   Interests                                50,139        15,707
                                        ----------      --------
                                        $1,156,061      $989,123

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  484,279      $567,173
  Impairment provision                   1,052,542           -
  General and administrative (Note 2)      107,898       105,546
                                        ----------      --------
                                        $1,644,719      $672,719
                                        ----------      --------

NET INCOME (LOSS)                      ($  488,658)     $316,404
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   36,406      $ 38,246
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  525,064)     $278,158
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.52)     $   2.39
                                        ==========      ========
UNITS OUTSTANDING                          116,168       116,168
                                        ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997           1996
                                        ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($  488,658)     $316,404
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              484,279       567,173
   Impairment provision                   1,052,542           -
   Gain on sale of Net Profits
     Interests                          (    50,139)    (  15,707)
   Increase in accounts receivable -
     General Partner                    (        85)          -
   (Increase) decrease in accounts
     receivable - Net Profits                88,232     (  47,568)
   Increase in accounts payable              92,988           -
                                         ----------      --------
  Net cash provided by operating
   activities                            $1,179,159      $820,302

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  ($  112,238)    ($ 88,442)
  Proceeds from sale of Net Profits
   Interests                                117,867       189,892
                                         ----------      --------
  Net cash provided by investing
   activities                            $    5,629      $101,450

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($1,318,434)    ($709,620)
                                         ----------      --------
  Net cash used by financing
   activities                           ($1,318,434)    ($709,620)
                                         ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($  133,646)     $212,132

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       488,063       208,319
                                         ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  354,417      $420,451
                                         ==========      ========

       The accompanying condensed notes are an integral part of
                      these financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED
PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


          1.   ACCOUNTING POLICIES
               -------------------

               The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

               Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

               Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the nine months ended September 30, 1997 pursuant to SFAS No. 121 as follows:

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


           2.  TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                    Direct General          Administrative
                 Partnership      and Administrative           Overhead
                 -----------      ------------------        --------------
                     P-7                $3,372                 $49,659
                     P-8                 2,081                  30,570

               During  the  nine  months   ended  September  30,  1997  the
               following payments were made to the General Partner or its affiliates by the Partnerships:

                                    Direct General          Administrative
                 Partnership      and Administrative           Overhead
                 -----------      ------------------        --------------
                     P-7               $26,452                $148,977
                     P-8                16,188                  91,710

               Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

               The receivable from the General Partner at September 30, 1997 for the P-8 Partnership represents proceeds due to such Partnership for the sale of Net Profits Interests during the third quarter of 1997. Subsequent to September 30, 1997 such receivable was collected by the P-8 Partnership.

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

               Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.


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

               P-7 PARTNERSHIP

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                   1997              1996

                                                 --------          --------
                     Net Profits                 $568,622          $551,939
                     Barrels produced              28,323            29,406
                     Mcf produced                 183,750           202,442
                     Average price/Bbl           $  17.74          $  21.38
                     Average price/Mcf           $   2.09          $   1.68

               As shown in the table above, Net Profits increased $16,683 (3.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately $75,000 was related to an increase in the average price of gas sold and approximately $99,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, which increase was partially offset by decreases of approximately $23,000 and $31,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $103,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,083 barrels and 18,692 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in production expenses resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil prices decreased to $17.74 per barrel for the three months ended September 30, 1997 from $21.38 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.09 per Mcf for the three months ended September 30, 1997 from $1.68 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $65,580 (21.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and
               (ii) decreases in the volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, this expense decreased to 43.4% for the three months ended September 30, 1997 from 56.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 9.3% for the three months ended
               September 30, 1997 and 9.7% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                     1997          1996
                                                 ----------     ----------
                     Net Profits                 $1,698,511     $1,571,191
                     Barrels produced                91,838         99,986
                     Mcf produced                   454,854        552,872
                     Average price/Bbl           $    19.77     $    19.65
                     Average price/Mcf           $     2.18     $     1.82

               As shown in the table above, Net Profits increased $127,320 (8.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $9,000 and $164,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $292,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, which increase was partially offset by decreases of approximately $160,000 and $178,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,148 barrels and 98,018 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells, (ii) negative prior period volume adjustments made by the operator on one well during the nine months ended September 30, 1997, (iii) positive prior period volume adjustments made by the operator on one well during the nine months ended September 30, 1996 and (iv) the shutting-in of one well during a portion of the nine months ended September 30, 1997 in order to improve the recovery of reserves. The decrease in production expenses resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $19.77 per barrel and $2.18 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.65 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $248,607 (26.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, this expense decreased to 41.4% for the nine months ended September 30, 1997 from 60.5% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 during the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-7 Partnership s adoption of SFAS No. 121. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,563 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 10.3% for the nine months ended September 30, 1997 and 10.9% for the nine months ended September 30, 1996.

               Cumulative   cash  distributions  to  the  Limited  Partners
               through September 30, 1997 were $9,215,916 or 48.84% of Limited Partners' capital contributions.

               P-8 PARTNERSHIP

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  1997              1996
                                                --------          --------
                     Net Profits                $339,944          $339,114
                     Barrels produced             17,097            16,657
                     Mcf produced                122,272           142,883
                     Average price/Bbl          $  17.48          $  21.35
                     Average price/Mcf          $   2.03          $   1.67

               As shown in the table above, Net Profits remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. While the average price of gas and volumes of oil sold increased and production expenses incurred by the owners of the Working Interests decreased for the three months ended September 30, 1997 as compared to the three months ended

               September 30, 1996, any resulting increase in oil and gas sales was offset by decreases in the average price of oil and volumes of gas sold during the same period. Volumes of oil sold increased 440 barrels, while volumes of gas sold decreased 20,611 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in production expenses resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil prices decreased to $17.48 per barrel for the three months ended September 30, 1997 from $21.35 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.03 per Mcf for the three months ended September 30, 1997 from $1.67 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $26,369 (13.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and
               (ii) decreases in the volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, this expense decreased to 49.4% for the three months ended September 30, 1997 from 57.3% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.
               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 9.6% for the three months ended
               September 30, 1997 and 9.8% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                         Nine Months Ended September 30,
                                         -------------------------------
                                                   1997           1996
                                                ----------      --------
                     Net Profits                $1,093,247      $968,193
                     Barrels produced               54,266        58,515
                     Mcf produced                  322,991       357,877
                     Average price/Bbl          $    19.67      $  19.62
                     Average price/Mcf          $     2.22      $   1.90

               As shown in the table above, Net Profits increased $125,054 (12.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $103,000 was related to an increase in the average price of gas sold and approximately $169,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, which increase was partially offset by decreases of approximately $83,000 and $66,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,249 barrels and 34,886 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in production expenses resulted primarily from (i) a decrease in general repair and maintenance expenses incurred on one well during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and
               (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $19.67 per barrel and $2.22 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.62 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $82,894 (14.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and
               (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, this expense decreased to 44.3% for the nine months ended September 30, 1997 from 58.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1997.

               The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 during the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-8 Partnership's adoption of SFAS No. 121. Of this amount, $650,456 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $402,077 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively  constant  at  9.9%  for the  nine  months  ended
               September 30, 1997 and 10.9% for the nine months ended September 30, 1996.

               Cumulative   cash  distributions  to  the  Limited  Partners
               through September 30, 1997 were $5,665,583 or 48.77% of Limited Partners' capital contributions.

                             PART II:  OTHER INFORMATION


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                              LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                              LIMITED PARTNERSHIP P-8

                                             (Registrant)


                                        By:  GEODYNE RESOURCES, INC.

                                             General Partner



          Date:  November 13, 1997      By:     /s/Dennis R. Neill
                                           -------------------------------
                                               (Signature)
                                               Dennis R. Neill
                                               President



          Date:  November 13, 1997      By:     /s/Patrick M. Hall
                                           -------------------------------
                                               (Signature)
                                               Patrick M. Hall
                                               Principal Accounting Officer

                                  INDEX TO EXHIBITS
                                  -----------------

          NUMBER    DESCRIPTION
          ------    -----------

          27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.