Form 10-K405
period 1997-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1998-02-18
CIK 888240, 888239

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Commission File Number:  P-7:  0-20265     P-8:  0-20264

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-7
                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-8
-----------------------------------------------------------------
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

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
          -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS


PART I.......................................................................1
      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES.................................................6
      ITEM 3.     LEGAL PROCEEDINGS.........................................11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......14
PART II.....................................................................14
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......14
      ITEM 6.     SELECTED FINANCIAL DATA...................................17
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............29
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................29

PART III....................................................................29
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................29
      ITEM 11.    EXECUTIVE COMPENSATION....................................30
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................34
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............35

PART IV.....................................................................38
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................38

SIGNATURES..................................................................41

                                    PART I.

ITEM 1.  BUSINESS

      General

      The Geodyne Institutional/Pension Energy Income Limited Partnership P-7 (the "P-7 Partnership") and Geodyne Institutional/Pension Energy Income Limited Partnership P-8 (the "P-8 Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited
Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne" or the "General Partner"), a Delaware corporation, as the general partner, Geodyne Institutional Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on February 28, 1992.

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997 the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in oil and gas properties ("Working Interests") which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report on Form 10-K405 ("Annual Report") the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' capitalized cost of their Net Profits Interests are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1997:

      Partnership              Customer                     Percentage
      -----------       ----------------------              ----------

          P-7           National Cooperative
                          Refinery Association
                          ("NCRA")                             27.1%
                        Scurlock Permian Corp.
                          ("Scurlock")                         15.8%


          P-8           NCRA                                   25.8%
                        Scurlock                               12.8%


      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex, and affect all who produce, resell, transport, or purchase gas. Although virtually all of the natural gas production affecting the Partnerships is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' Net Profits and projections of future Net Profits.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment - Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1997.

                                     Number of Wells(1)
                                ---------------------------
                  P/ship        Total        Oil        Gas
                  ------        -----       -----       ---
                    P-7         1,577       1,274       303
                    P-8         1,769       1,417       352

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During 1997, the Partnerships indirectly participated in the drilling of 51 developmental wells in large unitized properties in which the Partnerships have relatively small Net Profits Interests. 26 of these wells were in the Plains Unit located in Yoakum County, Texas and 25 of the wells were in the Goldsmith Adobe Unit located in Ector County, Texas. Both of these units produce primarily oil.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-7 Partnership
                                ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    1997             1996            1995
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                    120,178          138,204         136,451
      Gas (Mcf)                     641,756          702,019         893,266

   Oil and gas sales:
      Oil                        $2,324,633       $2,781,358      $2,279,795
      Gas                         1,402,005        1,400,864       1,233,079
                                  ---------        ---------       ---------
        Total                    $3,726,638       $4,182,222      $3,512,874
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $19.34           $20.13          $16.71
      Per Mcf of gas                   2.18             2.00            1.38


                              Net Production Data

                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                 -------------------------------------------
                                    1997             1996            1995
                                 ----------       ----------      ----------

   Production:
      Oil (Bbls)                     71,117           80,477          81,254
      Gas (Mcf)                     451,812          499,493         676,634

   Oil and gas sales:
      Oil                        $1,370,094       $1,620,507      $1,354,451
      Gas                         1,009,409        1,044,563         913,535
                                  ---------        ---------       ---------
        Total                    $2,379,503       $2,665,070      $2,267,986
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $19.27           $20.14          $16.67
      Per Mcf of gas                   2.23             2.09            1.35

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997 which were attributable to the Partnerships' Net Profits Interests. (Throughout this Annual Report, such interests will be referred to as the Partnerships' "proved reserves.") The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value of the proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value of the proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 1997(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                 3,337,475
      Oil and liquids (Bbls)                                    1,000,473

   Net present value (discounted at 10% per annum)             $7,704,821

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                 2,194,098
      Oil and liquids (Bbls)                                      571,477

   Net present value (discounted at 10% per annum)             $4,784,166

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




                                  Significant Properties
                                  ----------------------

                                Wells
                             Operated by
                             Affiliates             Oil      Gas
                Total      --------------         Reserves  Reserves        Present
Basin Wells     Number        %       (Bbl)        (Mcf)     Value
-----------     -----      ------      ---        -------  ---------       ---------
P-7 P/ship:
  Anadarko         41         20       49%         25,487      1,430,331   $1,408,906
  Permian       1,380          5        -%        933,419      1,646,779    5,849,447

P-8 P/ship:
  Anadarko         60         25       42%         14,340        943,770   $  978,438
  Permian       2,138          5        -%        533,812      1,003,221    3,401,099

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

      Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1998.

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

      On March 20, 1997 the settlement described above was confirmed by the federal court. Certain limited partners in partnerships that were not sponsored by the General Partner appealed the confirmations; however, all such appeals were denied by the United States Second Circuit Court of Appeals and the settlement order is now final. The parties are currently awaiting a ruling by the federal district judge as to the amount of attorneys' fees to be awarded to the plaintiffs' attorneys from the Settlement Fund. The General Partner expects that the Settlement Fund will be distributed to eligible class members within a few months following the entry of a final order on the attorneys' fees.

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1997.


PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of January 31, 1998, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702              1,218
                P-8            116,168              1,114

      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

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


                            Repurchase Offer Prices
                            -----------------------
                       1996                          1997              1998
           --------------------------    --------------------------    -----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $30    $29     $37    $33     $30    $34     $31    $28      $25
 P-8        28     26      36     34      30     34      31     28       25


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from its Net Profits Interests and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whetherobligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

      The following is a summary of cash distributions paid to the Limited Partners during 1996 and 1997 and the first quarter of 1998:

                              Cash Distributions
                              ------------------

                                  1996
                 -------------------------------------------
                  1st          2nd        3rd        4th
   P/ship         Qtr.         Qtr.       Qtr.       Qtr.(1)
   ------        -----        -----      -----       -------
    P-7          $1.48        $1.62      $1.86       $3.53
    P-8           1.91         1.91       1.70        2.79


                                  1997                               1998
                 -------------------------------------------         -----
                  1st          2nd       3rd          4th             1st
   P/ship         Qtr.(1)      Qtr.      Qtr.(1)      Qtr.            Qtr
   ------        --------     -----      -------     -------         -----
    P-7          $3.22        $3.00      $3.65       $2.37           $2.73
    P-8           3.57         3.54       3.82        2.44            2.85


------------------
(1) Amount of cash distribution includes proceeds from the sale of certain Net Profits Interests.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                       1997            1996             1995              1994              1993
                                   -------------   -------------    -------------     -------------     -------------
   Net Profits                      $2,071,410      $2,189,073       $1,805,775        $ 1,765,636       $ 2,551,009

   Net Income (Loss):
      Limited Partners             (   291,307)      1,002,570      (   173,270)      (    953,384)     (    177,838)
      General Partner                   79,104          97,048           62,313             48,118            90,828
      Total                        (   212,203)      1,099,618      (   110,957)      (    905,266)     (     87,010)

   Limited Partners' Net
      Income (Loss) per Unit       (      1.54)           5.31      (       .92)      (       5.05)     (        .94)

   Limited Partners' Cash
      Distributions per Unit             12.24            8.49             6.49              10.38              9.60

   Total Assets                      5,707,521       8,329,130        8,975,278         10,374,235        13,343,501

   Partners' Capital (Deficit)
      Limited Partners               5,820,065       8,421,372        9,020,802         10,419,072        13,332,456
      General Partner              (   119,241)    (    92,242)     (    45,524)      (     44,837)           11,045

   Number of Units
      Outstanding                      188,702         188,702          188,702            188,702           188,702





                                                Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        1997              1996             1995             1994             1993
                                    -------------     -------------    -------------    -------------    ------------
   Net Profits                       $1,552,581        $1,322,349       $1,346,992       $  976,911       $1,533,306

   Net Income (Loss):
      Limited Partners                   23,531           454,230      (    72,844)     (   987,517)     (   182,827)
      General Partner                    62,184            55,352           48,233           20,615           54,553
      Total                              85,715           509,582      (    24,611)     (   966,902)     (   128,274)

   Limited Partners' Net
      Income (Loss) per Unit                .20              3.91      (       .63)     (      8.50)     (      1.57)

   Limited Partners' Cash
      Distributions per Unit              13.37              8.31             7.57             9.77             8.43

   Total Assets                       3,195,524         4,727,442        5,272,926        6,299,996        8,385,939

   Partners' Capital (Deficit)
      Limited Partners                3,252,288         4,781,757        5,293,527        6,246,371        8,368,888
      General Partner               (    56,764)      (    54,315)     (    20,601)     (    24,334)          17,051

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. As previously noted, the Partnerships own net profits and royalty interests in oil and gas properties. The Partnerships' net profits interests were carved out of Working Interests which were acquired by the Affiliated Programs. Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods.

As used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional Net Profits Interests, and the existing Net Profits Interests are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced from the properties underlying the Partnerships' Net Profits Interests naturally decline from year to year. Over the past three years, this decline in production of oil and gas generally ranged from 12 to 19 percent per year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite the general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rater over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total Net Profits decreased $117,663 (5.4%) in 1997 as compared to 1996. Of this decrease, approximately $363,000 and $121,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $95,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $116,000 related to an increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $338,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 18,026 barrels and 60,263 Mcf, respectively, in 1997 as compared to 1996. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold in 1997, (ii) a decrease in general repair and maintenance expenses incurred on one significant well in 1997 as compared to 1996, and (iii) workover expenses incurred on one significant well in 1996 in order to increase production capabilities. Average oil prices decreased to $19.34 per barrel in 1997 from $20.13 per barrel in 1996. Average gas prices increased to $2.18 per Mcf in 1997 from $2.00 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $277,958 (25.9%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a lower depletable base caused by significant write-downs of oil and gas properties in 1997, (ii) an upward revision in the estimate of remaining oil and gas reserves at December 31, 1997, and (iii) the decreases in volumes of oil and gas sold in 1997. As a percentage of Net Profits, this expense decreased to 38.3% in 1997 from 49.0% in 1996. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increase in the average price of gas sold in 1997.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 in the first quarter of 1997. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of the Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-7 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses remained relatively constant at 10.9% in 1997 and 10.3% in 1996.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $9,662,916 or 51.21% of the Limited Partners' capital contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total Net Profits increased $383,298 (21.2%) in 1996 as compared to 1995. Of this increase, approximately $473,000 and $435,000, respectively, were related to increases in the average prices of oil and gas sold, which increases were partially offset by a decrease of approximately $264,000 related to a decrease in volumes of gas sold and a decrease of approximately $286,000 related to an increase in production expenses attributable to the Working Interests. Volumes of oil sold increased 1,753 barrels, while volumes of gas sold decreased 191,247 Mcf in 1996 as compared to 1995. The decrease in volumes of gas sold was primarily due to normal declines in production on several wells due to diminished gas reserves in 1996 and a negative gas balancing adjustment made by the operator on one well in 1996. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in Net Profits, (ii) a lease operating expense adjustment recognized in 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells, and (iii) workover expenses incurred on three wells during 1996 in order to improve the recovery of reserves, partially offset by the decrease in volumes of gas sold in 1996. Average oil and gas prices increased to $20.13 per barrel and $2.00 per Mcf, respectively, in 1996 from $16.71 per barrel and $1.38 per Mcf, respectively, in 1995.

      Depletion of Net Profits Interests decreased $436,792 (29.0%) in 1996 as compared to 1995. Of this decrease, approximately one-third was related to four significant wells which were fully depleted in 1995 due to a lack of remaining reserves and the other two-thirds of this decrease were primarily due to (i) upward revisions in the estimates of remaining oil reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during 1996, partially offset by downward revisions in the estimates of remaining gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 49.0% in 1996 from 83.5% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold during 1996.

      The P-7 Partnership recognized a non-cash charge against earnings of $187,916 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 10.3% in 1996 from 12.9% in 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.


                                P-8 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total Net Profits increased $230,232 (17.4%) in 1997 as compared to 1996. Of this increase, approximately $516,000 was related to a decrease in production expenses incurred by the owners of the Working Interests and approximately $63,000 was related to an increase in the average price of gas sold, which increases were partially offset by decreases of approximately $189,000 and $100,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $62,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 9,360 barrels and 47,681 Mcf, respectively, in 1997 as compared to 1996. The decrease in production expenses resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997, (ii) a decrease in general repair and maintenance expenses incurred on one significant well in 1997 as compared to 1996, and (iii) workover expenses incurred on one significant well in 1996 in order to increase production capabilities. Average oil prices decreased to $19.27 per barrel in 1997 from $20.14 per barrel in 1996. Average gas prices increased to $2.23 per Mcf in 1997 from $2.09 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $343,961 (45.3%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a lower depletable base caused by significant write-downs of oil and gas properties in 1997, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997, and (iii) the decreases in volumes of oil and gas sold in 1997. As a percentage of Net Profits, this expense decreased to 26.7% in 1997 from 57.4% in 1996. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increase in the average price of gas sold in 1997.

      The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 in the first quarter of 1997. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of the Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-8 Partnership's level of permissible drilling activities through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses decreased to 9.0% in 1997 from 10.5% in 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $5,948,583 or 51.21% of the Limited Partners' capital contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total Net Profits decreased $24,643 (1.8%) in 1996 as compared to 1995. Of this decrease, approximately $13,000 and $239,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $404,000 was related to an increase in production expenses attributable to the Working Interests, partially offset by increases of approximately $279,000 and $369,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 777 barrels and 177,141 Mcf, respectively, in 1996 as compared to 1995. The decrease in volumes of gas sold was primarily due to (i) the normal declines in production on several wells due to diminished gas reserves, (ii) a negative gas balancing adjustment made by the operator on one well in 1996, (iii) negative prior period volume adjustments on two wells during 1996, and (iv) a positive prior period volume adjustment on one well during 1995. The increase in production expenses was primarily due to (i) an increase in production taxes, (ii) a lease operating expense adjustment recognized during 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells, and (iii) workover expenses incurred on three wells during 1996 in order to improve the recovery of reserves, partially offset by the decrease in volumes of gas sold in 1996. Average oil and gas prices increased to $20.14 per barrel and $2.09 per Mcf, respectively, for 1996 from $16.67 per barrel and $1.35 per Mcf, respectively, for 1995.

      Depletion of Net Profits Interests decreased $233,745 (23.5%) in 1996 as compared to 1995. Of this decrease, approximately one-third was related to four significant wells which were fully depleted in 1995 due to a lack of remaining reserves and the other two-thirds of this decrease were primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during 1996, partially offset by downward revisions in the estimates of remaining gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 57.4% in 1996 from 73.7% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold during 1996.

      The P-8 Partnership recognized a non-cash charge against earnings of $243,909 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses remained relatively constant at 10.5% for the year ended December 31, 1996 as compared to 10.6% for the year ended December 31, 1995.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits Interest for the years ended December 31, 1997, 1996, and 1995. These factors comprise the change in oil and gas sales discussed in the "Results of Operations" section above.

                             1997 Compared to 1996
                             ---------------------

                    Equivalent Units                Average Proceeds
                     of Production                per Equivalent Unit
              -----------------------------     -------------------------
P/ship         1997      1996      % Change     1997     1996    % Change
------        -------   -------    --------     -----    -----   --------

 P-7          227,137   255,207      (11%)      $ 9.12   $8.58       6%
 P-8          146,419   163,726      (11%)       10.60    8.08      31%


                             1996 Compared to 1995
                             ---------------------

                   Equivalent Units                Average Proceeds
                     of Production                per Equivalent Unit
              -----------------------------     -------------------------
P/ship         1996      1995      % Change     1996     1995    % Change
------        -------   -------    --------     -----    -----   --------

P-7           255,207   285,329      (11%)      $8.58    $6.33        36%
P-8           163,726   194,026      (16%)       8.08     6.94        16%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming production levels for 1997 the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 1997 would have remaining lives of approximately 8.3 and 8.0 years, respectively, for oil reserves and 5.2 and 4.9 years, respectively, for gas reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. Occasional expenditures by the Affiliated Programs for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. In 1997, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $258,702 and $147,601, respectively. These costs were incurred in drilling additional wells in existing large unitized properties attributable to the P-7 and P-8 Partnerships' Net Profits Interests and the recompletion of one well attributable to the P-8 Partnership's Net Profits Interests. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 1997. The sale of a Net Profits Interest was made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such Net Profits Interests were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. Such proceeds to the P-7 and P-8 Partnerships from the sale of Net Profits Interests in 1997 were $311,726 and $199,176, respectively.

     The sale of these Net Profits Interests reduced the quantity of the Partnerships' proved reserves. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties underlying the Net Profits Interests sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of Net Profits Interests in other producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of Net Profits Interests as discussed above; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The General Partner has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The General Partner believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause disruption of the Partnerships' operations or a material affect on the Partnerships' financial condition or result of operations. However, it is possible that the Partnerships' cash flows could be disrupted by year-2000 problems experienced by operators of the Partnerships' wells, buyers of the Partnerships' oil and gas, financial institutions, or other persons. The General Partner is unable to quantify the effect, if any, on the Partnerships of year-2000 computer problems experienced by these third parties.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III.

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

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.

      Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934 during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1997, 1996, and 1995 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1997           1996           1995
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8           $122,280       $122,280       $122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1997, 1996, and 1995:




                                                 Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                    -------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -          -           -             -            -           -            -
                        1996        -          -           -             -            -           -            -
Dennis R. Neill,
President(2)(3)         1996        -          -           -             -            -           -            -
                        1997        -          -           -             -            -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $108,455      -           -             -            -           -            -
                        1996     $116,202      -           -             -            -           -            -
                        1997     $118,665      -           -             -            -           -            -
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





                                                  Salary Reimbursements
                                                     P-8 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                    -------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995        -          -           -            -              -           -           -
                        1996        -          -           -            -              -           -           -
Dennis R. Neill,
President(2)(3)         1996        -          -           -            -              -           -           -
                        1997        -          -           -            -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $66,765       -           -            -              -           -           -
                        1996     $71,534       -           -            -              -           -           -
                        1997     $73,050       -           -            -              -           -           -
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


      During 1995 El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"), an affiliate of the Partnerships until December 6,
1995, purchased a portion of the gas attributable to the Partnerships' Net Profits Interests at market prices and resold such gas directly to end-users and local distribution companies.

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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have a Net Profits Interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of January 31, 1998 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------            -------------------

P-7 Partnership:
---------------

   Samson Resources Company                           13,709      ( 7.3%)

   ATL, Inc.
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087                             54,896      (29.1%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     13,709      ( 7.3%)


P-8 Partnership:
---------------

   Samson Resources Company                           15,130      (13.0%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     15,130      (13.0%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

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

      As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber (the dealer manager of the original offering of Units), and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. The Advisory Agreement will expire on March 3, 1998. The Advisory Agreement provides, among other things, that: (i) Samson will review periodically with PaineWebber the general operations and performance of the Partnerships and the terms of any material transaction involving a Partnership; (ii) Samson will allow PaineWebber to advise Samson and to comment on any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners and any proposal initiated by the General Partner that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership, the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units; (iii) the General Partner will maintain an "800" investor services telephone number; and (iv) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold net profits or royalty interests. Because affiliates of the Partnerships who provide services to the owners of the Working Interests have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such Working Interests would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such Working Interests have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item 11. Executive Compensation."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


          (a)  Financial   Statements,   Financial  Statement   Schedules,   and
               Exhibits:

               (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 are filed as part of this report:

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

                  *23.1 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

                  *23.2 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

                  *27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  *27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 1997:

                  None.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February  , 1998


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

By:    /s/Dennis R. Neill        President and              February  , 1998
       -------------------       Director (Principal
          Dennis R. Neill        Executive Officer)

       /s/Patrick M. Hall        (Principal                 February  , 1998
       -------------------       Financial and
          Patrick M. Hall        Accounting Officer)

       /s/Judy K. Fox            Secretary                  February  , 1998
       -------------------
          Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February   , 1998


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

By:    /s/Dennis R. Neill        President and              February   , 1998
       -------------------       Director (Principal
          Dennis R. Neill        Executive Officer)

       /s/Patrick M. Hall        (Principal                 February   , 1998
       -------------------       Financial and
          Patrick M. Hall        Accounting Officer)

       /s/Judy K. Fox            Secretary                  February   , 1998
       -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      We have audited the balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.





                                    COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 6, 1998

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                 1997             1996
                                             ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  517,144       $  643,415
   Accounts receivable:
      Net Profits                                   -             364,612
                                               ---------        ---------

         Total current assets                 $  517,144       $1,008,027

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               5,190,377        7,321,103
                                               ---------        ---------

                                              $5,707,521       $8,329,130
                                               =========        =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

CURRENT LIABILITIES
   Accounts Payable -
      Net Profits                             $   6,697              -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  119,241)     ($   92,242)
   Limited Partners, issued and
      outstanding 188,702 Units                5,820,065        8,421,372
                                               ---------        ---------

      Total Partners' capital                 $5,700,824       $8,329,130
                                               ---------        ---------

                                              $5,707,521       $8,329,130
                                               =========        =========






                    The accompanying notes are an integral
                  part of these combined financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 1997, 1996 and 1995


                                   1997             1996            1995
                               ------------     ------------    ------------

REVENUES:
   Net Profits                  $2,071,410       $2,189,073      $1,805,775
   Interest and other income        20,672           16,123          11,466
   Gain on sale of
      Net Profits Interests        190,985          192,767           1,834
                                 ---------        ---------       ---------

                                $2,283,067       $2,397,963      $1,819,075

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  793,864       $1,071,822      $1,508,614
   Impairment provision          1,474,823             -            187,916
   General and administrative      226,583          226,523         233,502
                                 ---------        ---------       ---------

                                $2,495,270       $1,298,345      $1,930,032
                                 ---------        ---------       ---------

NET INCOME (LOSS)              ($  212,203)      $1,099,618     ($  110,957)
                                 =========        =========       =========

GENERAL PARTNER - NET INCOME    $   79,104       $   97,048      $   62,313
                                 =========        =========       =========

LIMITED PARTNERS - NET
  INCOME (LOSS)                ($  291,307)      $1,002,570     ($  173,270)
                                 =========        =========       =========

NET INCOME (LOSS) per Unit     ($     1.54)      $     5.31     ($      .92)
                                 =========        =========       =========

UNITS OUTSTANDING                  188,702          188,702         188,702
                                 =========        =========       =========






                          The accompanying notes are an integral
                        part of these combined financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
             Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996 and 1995


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1994         $10,419,072      ($ 44,837)     $10,374,235
   Net income (loss)          (    173,270)        62,313     (    110,957)
   Cash distributions         (  1,225,000)     (  63,000)    (  1,288,000)
                                ----------        -------       ----------

Balance, Dec. 31, 1995         $ 9,020,802      ($ 45,524)     $ 8,975,278
   Net income                    1,002,570         97,048        1,099,618
   Cash distributions         (  1,602,000)     ( 143,766)    (  1,745,766)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $ 8,421,372      ($ 92,242)     $ 8,329,130
   Net income (loss)          (    291,307)        79,104     (    212,203)
   Cash distributions         (  2,310,000)     ( 106,103)    (  2,416,103)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 5,820,065      ($119,241)     $ 5,700,824
                                ==========        =======       ==========






                    The accompanying notes are an integral
                  part of these combined financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996 and 1995

                                      1997             1996            1995
                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)              ($  212,203)      $1,099,618     ($  110,957)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests               793,864        1,071,822       1,508,614
   Impairment provision             1,474,823             -            187,916
   Gain on sale of
      Net Profits Interests       (   190,985)     (   192,767)    (     1,834)
   (Increase) decrease in
      accounts receivable             364,612      (    55,168)    (   141,074)
   Increase in accounts payable         6,697             -               -
                                    ---------        ---------       ---------
   Net cash provided by
      operating activities         $2,236,808       $1,923,505      $1,442,665
                                    ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  258,702)     ($  254,128)    ($  217,704)
   Proceeds from sale of
      Net Profits Interests           311,726          449,686          51,112
                                    ---------        ---------       ---------
   Net cash provided (used) by
      investing activities         $   53,024       $  195,558     ($  166,592)
                                    ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,416,103)     ($1,745,766)    ($1,288,000)
                                    ---------        ---------       ---------
   Net cash used by
      financing activities        ($2,416,103)     ($1,745,766)    ($1,288,000)
                                    ---------        ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  126,271)      $  373,297     ($   11,927)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                643,415          270,118         282,045
                                    ---------        ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                   $  517,144       $  643,415      $  270,118
                                    =========        =========       =========

                    The accompanying notes are an integral
                  part of these combined financial statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      We have audited the balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.





                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 6, 1998

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                 1997             1996
                                             -------------     -----------

CURRENT ASSETS:
   Cash and cash equivalents                  $  382,448        $  488,063
   Accounts receivable:
      Net Profits                                 57,019            88,232
                                               ---------         ---------

         Total current assets                 $  439,467        $  576,295

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,756,057         4,151,147
                                               ---------         ---------

                                              $3,195,524        $4,727,442
                                               =========         =========

                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   56,764)      ($   54,315)
   Limited Partners, issued and
      outstanding 116,168 Units                3,252,288         4,781,757
                                               ---------         ---------

      Total Partners' capital                 $3,195,524        $4,727,442
                                               =========         =========






                    The accompanying notes are an integral
                  part of these combined financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Operations
                   For the Years Ended December 31, 1997, 1996 and 1995


                                   1997            1996              1995
                               ------------    -----------       ------------

REVENUES:
   Net Profits                  $1,552,581      $1,322,349        $1,346,992
   Interest and other income        16,056           9,693            10,567
   Gain (loss) on sale of
      Net Profits Interests        124,010          75,987       (     3,311)
                                 ---------       ---------         ---------

                                $1,692,647      $1,408,029        $1,354,248

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  414,983      $  758,944        $  992,689
   Impairment provision          1,052,542            -              243,909
   General and administrative      139,407         139,503           142,261
                                 ---------       ---------         ---------

                                $1,606,932      $  898,447        $1,378,859
                                 ---------       ---------         ---------

NET INCOME (LOSS)               $   85,715      $  509,582       ($   24,611)
                                 =========       =========         =========

GENERAL PARTNER - NET INCOME    $   62,184      $   55,352        $   48,233
                                 =========       =========         =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                        $   23,531      $  454,230       ($   72,844)
                                 =========       =========         =========

NET INCOME (LOSS) per Unit      $      .20      $     3.91       ($      .63)
                                 =========       =========         =========

UNITS OUTSTANDING                  116,168         116,168           116,168
                                 =========       =========         =========






                          The accompanying notes are an integral
                        part of these combined financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1997, 1996 and 1995


                                 Limited          General
                                 Partners         Partner          Total
                              -------------     ----------     ------------

Balance, Dec. 31, 1994         $6,246,371       ($24,334)       $6,222,037
   Net income (loss)          (    72,844)        48,233       (    24,611)
   Cash distributions         (   880,000)      ( 44,500)      (   924,500)
                                ---------         ------         ---------

Balance, Dec. 31, 1995         $5,293,527       ($20,601)       $5,272,926
   Net income                     454,230         55,352           509,582
   Cash distributions         (   966,000)      ( 89,066)      ( 1,055,066)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $4,781,757       ($54,315)       $4,727,442
   Net income                      23,531         62,184            85,715
   Cash distributions         ( 1,553,000)      ( 64,633)      ( 1,617,633)
                                ---------         ------         ---------

Balance, Dec. 31, 1997         $3,252,288       ($56,764)       $3,195,524
                                =========         ======         =========






                    The accompanying notes are an integral
                  part of these combined financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                      1997             1996            1995
                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $   85,715       $  509,582     ($   24,611)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests               414,983          758,944         992,689
   Impairment provision             1,052,542             -            243,909
   (Gain) loss on sale of
      Net Profits Interests       (   124,010)     (    75,987)          3,311
   (Increase) decrease in
      accounts receivable              31,213           48,645     (   136,877)
   Decrease in accounts payable          -                -        (    77,959)
                                    ---------        ---------       ---------
   Net cash provided by
      operating activities         $1,460,443       $1,241,184      $1,000,462
                                    ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  147,601)     ($  138,834)    ($   94,569)
   Proceeds from sale of
      Net Profits Interests           199,176          232,460          28,170
                                    ---------        ---------       ---------
   Net cash provided (used) by
      investing activities         $   51,575       $   93,626     ($   66,399)
                                    ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,617,633)     ($1,055,066)    ($  924,500)
                                    ---------        ---------       ---------
   Net cash used by
      financing activities        ($1,617,633)     ($1,055,066)    ($  924,500)
                                    ---------        ---------       ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS     ($  105,615)      $  279,744      $    9,563

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                488,063          208,319         198,756
                                    ---------        ---------       ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                   $  382,448       $  488,063      $  208,319
                                    =========        =========       =========

                          The accompanying notes are an integral
                        part of these combined financial statements

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 1997, 1996 and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Institutional/Pension Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. ("Geodyne") is the general partner of each of the Partnerships. Limited Partners' capital contributions were invested in net profits interests, royalty interests, and other nonoperating interests in producing oil and gas properties. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties, located in the continental United States, which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs").

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800 respectively.

      An affiliate of the General Partner owned 13,709 (7.3%) and 15,130 (13.0%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 1997.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


      Allocation of Costs and Revenues

      Each Partnership's Agreement of Limited Partnership (the "Partnership Agreement") allocates costs and income between the Limited Partners and General Partner as follows:

                                    Before Payout(1)      After Payout(1)
                                   -----------------     -----------------
                                   General   Limited     General    Limited
                                   Partner   Partners    Partner    Partners
                                   -------   --------    -------    --------
          Costs
-------------------------

Sales commissions, payment
   for organization and
   offering costs and
   acquisition fee                   1%        99%          -          -
Property Acquisition Costs           1%        99%          1%        99%
General and administrative
   costs and direct
   administrative costs(2)           5%        95%         15%        85%

         Income
-------------------------

Temporary investments of
   Limited Partners'
   Subscriptions                     1%        99%          1%        99%
Income from oil and
  gas production(2)                  5%        95%         15%        85%
Gain on sale of Net Profits
   Interests(2)                      5%        95%         15%        85%
All other income(2)                  5%        95%         15%        85%

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.

(2) If, at payout, the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited
      Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners'
      subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales, which are included in the Partnerships' accounts receivable-Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


      Net Profits Interests

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Impairment of Net Profits Interests in unproved oil and gas properties is recognized based upon an individual property assessment. Upon discovery of commercial reserves, net profits interests in unproved properties are transferred to producing properties.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 1997, 1996, and 1995 were as follows:

            Partnership         1997      1996        1995
            -----------         ----      ----        ----

                P-7             3.50      4.20        5.29
                P-8             2.83      4.64        5.12


      The Partnerships follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. With respect to the Partnerships' Net Profits Interests, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1995, 1996, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions) pursuant to SFAS No. 121:

            Partnership         1997           1996           1995
            -----------       --------       --------       --------
                 P-7          $686,260       $   -          $187,916
                 P-8           650,465           -           243,909


      In addition, during 1997 the General Partner determined that the Partnerships' Net Profits Interests in unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it is unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the Partnerships' level of permissible indirect drilling activity through their

Affiliated Programs. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' Net Profits Interests in unproved properties:

                  Partnership         Amount
                  -----------       ----------
                    P-7             $  788,563
                    P-8                402,077


      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses.


      Accounts Receivable (Accounts Payable) - Net Profits

      The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Partnerships' Net Profits Interests in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also reflects the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable. At December 31, 1997 and 1996, total sales exceeded the Partnerships' Net Profits Interests in estimated total gas reserves as follows:


                                1997                          1996
                        --------------------          --------------------
      Partnership          Mcf        Amount             Mcf        Amount
      -----------       --------    ----------        --------    ----------

          P-7               -        $   -            (15,505)    ($23,258)
          P-8           (34,878)      52,317          (45,521)    ( 68,282)

      Also included in accounts receivable from (accounts payable to) Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes were less than (more than) the Partnerships' Net Profits Interests in gas production by the following amounts:


                                1997                          1996
                        --------------------          --------------------
      Partnership          Mcf        Amount             Mcf        Amount
      -----------       --------    ----------        --------    ----------

          P-7           (168,330)   ($318,042)        (101,400)   ($222,106)
          P-8           ( 58,261)   (  99,889)        (138,925)   ( 262,138)


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

2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves in all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1997, 1996, and 1995:


            Partnership         1997           1996           1995
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8           $122,280        122,280        122,280


      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995, gas production from some of the properties in which the Partnerships owned a Net Profits Interest was sold to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to the Partnerships' Net Profits Interests during the years ended December 31, 1997, 1996, and 1995:

   Partnership              Purchaser                    Percentage
   -----------       ----------------------           -------------------
                                                      1997     1996     1995
                                                      -----    -----    -----

       P-7           National Cooperative
                       Refinery Association
                       ("NCRA")                       27.1%    27.4%    28.9%
                     Scurlock Permian Corp.
                       ("Scurlock")                   15.8%    13.6%    14.3%
                     El Paso                            - %    12.3%    14.5%

       P-8           NCRA                             25.8%    26.3%    26.8%
                     El Paso                            - %    12.5%    13.1%
                     Scurlock                         12.8%    11.4%    11.7%


      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.    SUPPLEMENTAL OIL AND GAS INFORMATION

      The following supplemental  information regarding the Net Profits Interest
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 1997 and 1996 were as follows:

                                P-7 Partnership
                                ---------------

                                                1997              1996
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $14,721,121       $14,219,421

Net Profits Interests in unproved
   oil and gas properties not
   subject to depletion                             -              788,563
                                              ----------        ----------
                                             $14,721,121       $15,007,984
Accumulated depletion and
   valuation allowance                      (  9,530,744)     (  7,686,881)
                                              ----------        ----------
   Net Profits Interests, net                $ 5,190,377       $ 7,321,103
                                              ==========        ==========


                                P-8 Partnership
                                ---------------

                                                1997              1996
                                            ------------      ------------

Net Profits Interests in proved
   oil and gas properties                    $8,855,139        $8,856,137

Net Profits Interests in unproved
   oil and gas properties not
   subject to depletion                            -             402,077
                                              ---------         ---------
                                             $8,855,139        $9,258,214

Accumulated depletion and
   valuation allowance                      ( 6,099,082)      ( 5,107,067)
                                              ---------         ---------

   Net Profits Interests, net                $2,756,057        $4,151,147
                                              =========         =========


      Costs Incurred

      The following table sets forth a portion of the development of acreage costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1997, 1996, and 1995. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration of acreage costs were incurred during the same periods.

                                P-7 Partnership
                                ---------------

                                      1997           1996           1995
                                    --------       --------       --------

   Development costs                $258,702       $254,128       $217,704
                                     =======        =======        =======


                                P-8 Partnership
                                ---------------

                                      1997           1996          1995
                                    --------       --------       -------

   Development costs                $147,601       $138,834       $94,569
                                     =======        =======        ======


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by the Ryder Scott.





                                                    P-7 Partnership                        P-8 Partnership
                                                ------------------------               ------------------------
                                                   Crude            Natural              Crude            Natural
                                                    Oil               Gas                 Oil               Gas
                                                 (Barrels)           (Mcf)             (Barrels)           (Mcf)
                                                -----------       -----------          ---------        ------------

Proved reserves, December 31, 1994               1,150,053         7,289,851            662,391          4,438,602
   Production                                   (  136,451)       (  893,266)          ( 81,254)        (  676,634)
   Sales of minerals in place                   (      192)       (   16,694)          (    307)        (    8,947)
   Extensions and discoveries                       32,819           168,986             19,777            110,498
   Revisions of previous
      estimates                                    164,134           280,084             96,367            386,444
                                                 ---------         ---------            -------          ---------

Proved reserves, December 31, 1995               1,210,363         6,828,961            696,974          4,249,963
   Production                                   (  138,204)       (  702,019)          ( 80,477)        (  499,493)
   Sales of minerals in place                   (   40,408)       (   96,649)          ( 20,978)        (   54,473)
   Extensions and discoveries                       72,711            66,390             39,026             46,308
   Revisions of previous
      estimates                                     61,094        (2,227,387)            35,363         (1,204,343)
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 1996               1,165,556         3,869,296            669,908          2,537,962
   Production                                   (  120,178)       (  641,756)          ( 71,117)        (  451,812)
   Sales of minerals in place                   (   52,311)       (  144,752)          ( 28,285)        (   83,048)
   Extensions and discoveries                        3,560             8,251              2,248             13,492
   Revisions of previous
      estimates                                      3,846           246,436           (  1,277)           177,504
                                                 ---------         ---------            -------          ---------
                                                 1,000,473         3,337,475            571,477          2,194,098
                                                 =========         =========            =======          =========

Proved reserves, December 31, 1997

PROVED DEVELOPED RESERVES:
   December 31, 1995                             1,080,211         4,722,406            630,379          3,171,967
                                                 =========         =========            =======          =========
   December 31, 1996                             1,165,556         3,869,296            669,889          2,537,755
                                                 =========         =========            =======          =========
   December 31, 1997                             1,000,473         3,337,475            571,458          2,193,891
                                                 =========         =========            =======          =========



     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following summary sets forth the estimated future net cash flows as of December 31, 1997 relating to the proved reserves attributable to the Partnerships' Net Profits Interest based on the standardized measure as prescribed in SFAS No. 69:

                                    P-7 Partnership         P-8 Partnership
                                    ---------------         ---------------
Future cash inflows                   $24,213,151             $14,573,077
Future production and
   development costs                 ( 11,391,668)           (  6,736,639)
                                       ----------              ----------

      Future net cash flows           $12,821,483             $ 7,836,438

10% discount to reflect
   timing of cash flows              (  5,116,662)           (  3,052,272)
                                       ----------              ----------

Standardized measure of
   discounted future
   net cash flows                     $ 7,704,821             $ 4,784,166
                                       ==========              ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of approximately $16.25 per barrel and $2.32 per Mcf, respectively.

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

*23.1 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


            All other Exhibits are omitted as inapplicable.

            -----------------
            * Filed herewith.