Form 10-K405/A
period 1997-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1998-02-18
CIK 888240, 888239

FORM 10-K405/A-1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Commission File Number:  P-7:  0-20265     P-8:  0-20264

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 18, 1998


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

By:    /s/Dennis R. Neill        President and              February 18, 1998
       -------------------       Director (Principal
          Dennis R. Neill        Executive Officer)

       /s/Patrick M. Hall        (Principal                 February 18, 1998
       -------------------       Financial and
          Patrick M. Hall        Accounting Officer)

       /s/Judy K. Fox            Secretary                  February 18, 1998
       -------------------
          Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 18, 1998


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

By:    /s/Dennis R. Neill        President and              February 18, 1998
       -------------------       Director (Principal
          Dennis R. Neill        Executive Officer)

       /s/Patrick M. Hall        (Principal                 February 18, 1998
       -------------------       Financial and
          Patrick M. Hall        Accounting Officer)

       /s/Judy K. Fox            Secretary                  February 18, 1998
       -------------------
          Judy K. Fox

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


                                    //s// Coopers & Lybrand L.L.P.


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


                                    //s// Coopers & Lybrand L.L.P.



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