Form 10-Q
period 1998-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1998-05-13
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998


Commission File Number: P-7:  0-20265           P-8:  0-20264




     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
    ---------------------------------------------------------------------
         (Exact name of Registrant as specified in its Articles)




                                              P-7 73-1367186
                  Oklahoma                    P-8 73-1378683
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                     Number)
           organization)



       Two West Second Street, Tulsa, Oklahoma              74103
     ------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-7 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  154,714        $  517,144
   Accounts receivable:
      General Partner (Note 2)                   141,793                 -
                                              ----------        ----------
        Total current assets                  $  296,507        $  517,144

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               5,065,302         5,190,377
                                              ----------        ----------
                                              $5,361,809        $5,707,521
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable - Net
      Profits                                 $   34,282        $    6,697
                                              ----------        ----------
        Total current liabilities             $   34,282        $    6,697

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  116,083)      ($  119,241)
   Limited Partners, issued and
      outstanding, 108,074 units               5,443,610         5,820,065
                                              ----------        ----------
        Total Partners' capital               $5,327,527        $5,700,824
                                              ----------        ----------
                                              $5,361,809        $5,707,521
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-7 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $275,772        $  661,119
   Interest and other income                       4,422             5,056
   Gain on sale of Net Profits
      Interests                                  109,265                 -
                                                --------        ----------
                                                $389,459        $  666,175

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $170,489        $  246,456
   Impairment provision                                -         1,474,823
   General and administrative
      (Note 2)                                    65,135            61,609
                                                --------        ----------
                                                $235,624        $1,782,888
                                                --------        ----------

NET INCOME (LOSS)                               $153,835       ($1,116,713)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 14,290        $   12,763
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $139,545       ($1,129,476)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .74       ($     5.99)
                                                ========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-7 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $153,835       ($1,116,713)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                170,489           246,456
      Impairment provision                             -         1,474,823
      Gain on sale of Net Profits
        Interests                              ( 109,265)                -
      Decrease in accounts receivable -
        Net Profits                                    -            79,577
      Increase in accounts receivable -
        General Partner                        ( 141,793)                -
      Increase in accounts payable                27,585                 -
                                                --------        ----------
Net cash provided by operating
   activities                                   $100,851        $  684,143
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 77,942)      ($   83,095)
   Proceeds from sale of Net Profits
      Interests                                  141,793                 -
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 63,851       ($   83,095)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($527,132)      ($  643,044)
                                                --------        ----------
Net cash used by financing activities          ($527,132)      ($  643,044)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($362,430)      ($   41,996)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           517,144           643,415
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $154,714        $  601,419
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-8 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  177,943        $  382,448
   Accounts receivable:
      Net Profits                                 31,306            57,019
      General Partner (Note 2)                    76,024                 -
                                              ----------        ----------
        Total current assets                  $  285,273        $  439,467

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,696,128         2,756,057
                                              ----------        ----------
                                              $2,981,401        $3,195,524
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,466)      ($   56,764)
   Limited Partners, issued and
      outstanding, 90,094 units                3,036,867         3,252,288
                                              ----------        ----------
        Total Partners' capital               $2,981,401        $3,195,524
                                              ----------        ----------
                                              $2,981,401        $3,195,524
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-8 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                  $191,821        $  452,858
   Interest and other income                       3,563             3,941
   Gain on sale of Net Profits
      Interests                                   60,795                 -
                                                --------        ----------
                                                $256,179        $  456,799

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 90,781        $  174,330
   Impairment provision                                -         1,052,542
   General and administrative
      (Note 2)                                    40,101            37,918
                                                --------        ----------
                                                $130,882        $1,264,790
                                                --------        ----------

NET INCOME (LOSS)                               $125,297       ($  807,991)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $  9,718        $    8,478
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $115,579       ($  816,469)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .99       ($     7.03)
                                                ========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-8 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                                --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $125,297       ($  807,991)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 90,781           174,330
      Impairment provision                             -         1,052,542
      Gain on sale of Net Profits
        Interests                              (  60,795)                -
      Decrease in accounts receivable -
        Net Profits                               25,713            67,809
      Increase in accounts receivable -
        General Partner                        (  76,024)                -
                                                --------        ----------
Net cash provided by operating
   activities                                   $104,972        $  486,690
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 46,309)      ($   52,119)
   Proceeds from sale of Net Profits
      Interests                                   76,252                 -
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $ 29,943       ($   52,119)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($339,420)      ($  439,616)
                                                --------        ----------
Net cash used by financing activities          ($339,420)      ($  439,616)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($204,505)      ($    5,045)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           382,448           488,063
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $177,943        $  483,018
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. During the three months ended March 31, 1998 capital expenditures incurred by the P-7 and P-8 Partnerships totaled $77,942 and $46,309, respectively. These expenditures resulted primarily from indirect participation in the drilling of developmental wells in the large unitized property of the Goldsmith Adobe Unit located in Ector County, Texas and the recompletion of two wells in the Pecos Valley Unit located in Pecos County, Texas. The P-7 Partnership has a 2.4% interest in the Goldsmith Adobe Unit and a 10.9% interest in the Pecos Valley Unit. The P-8 Partnership has a 1.2% interest in the Goldsmith Adobe Unit and a 6.2% interest in the Pecos Valley Unit. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121, provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows form such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the three months ended March 31, 1997 pursuant to SFAS No. 121 as follows:

                  Partnership               Amount
                  -----------             -----------
                    P-7                    $1,474,823
                    P-8                     1,052,542

      No such charge was recorded in the three months ended March 31, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $15,476                  $49,659
               P-8                    9,531                   30,570

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivables from the General Partner at March 31, 1998 for the Partnerships represent proceeds due to such Partnerships from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, such receivables were collected by the Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                               Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  P-7            February 28, 1992           $18,870,200
                  P-8            February 28, 1998            11,616,800

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions, if any, to be paid in May 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $275,772         $661,119
      Barrels produced                              24,263           34,647
      Mcf produced                                 139,361          145,037
      Average price/Bbl                           $  14.44         $  21.15
      Average price/Mcf                           $   2.06         $   2.60

      As shown in the table above, Net Profits decreased $385,347 (58.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $163,000 and $75,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $220,000 and $15,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $88,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 10,384 barrels and 5,676 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from declines in production on two significant wells during the three months ended March 31, 1998. The decrease in production expenses resulted primarily from decreases in (i) production taxes incurred by the owners of the Working Interests and (ii) volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Average oil and gas prices decreased to $14.44 per barrel and $2.06 per Mcf, respectively, for the three months ended March 31, 1998 from $21.15 per barrel and $2.60 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $75,967 (30.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimate of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 61.8% for the three months ended March 31, 1998 from 37.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 during the three months ended March 31, 1997. Of this amount, $686,260 was related to a decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-7 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $3,526 (5.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 23.6% for the three months ended March 31, 1998 from 9.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $10,178,916  or  53.94%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $191,821         $452,858
      Barrels produced                              14,701           20,165
      Mcf produced                                 103,586          112,487
      Average price/Bbl                           $  14.33         $  21.15
      Average price/Mcf                           $   2.01         $   2.67

      As shown in the table above, Net Profits decreased $261,037 (57.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $100,000 and $68,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $116,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $47,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 5,464 barrels and 8,901 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from declines in production on two significant wells during the three months ended March 31, 1998. The decrease in production expenses resulted primarily from decreases in (i) production taxes incurred by the owners of the Working Interests and (ii) volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Average oil and gas prices decreased to $14.33 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998 from $21.15 per barrel and $2.67 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $83,549 (47.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimate of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 47.3% for the three months ended March 31, 1998 from 38.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 during the three months ended March 31, 1997. Of this amount, $650,465 was related to a decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-8 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,183 (5.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 20.9% for the three months ended March 31, 1998 from 8.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $6,279,583  or  54.06%  of  the  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re:
      PaineWebber Limited Partnerships' Litigation," Case No. 94-CIV-8558, U.S. District Court, Southern District of New York.

      In early 1996 PaineWebber Incorporated ("PaineWebber") reached settlements with the class action plaintiffs and the Securities and Exchange Commission (the "SEC") that resolved the above referenced litigation. As part of the class settlement, PaineWebber paid $125 million (the "Class Action Fund"), plus certain additional consideration to the class. PaineWebber also paid $40 million to a capped claims fund to be independently administered on behalf of the SEC (the "SEC Fund"). Both settlement funds (in the case of the Class Action Fund, net of court approved class counsel attorney's fees and disbursements) were to be allocated among eligible limited partners whose claims were approved by the respective Claims Administrators.

      In late March 1998, the Court awarded attorney's fees and disbursements to class counsel. On or about May 8, 1998, the Claims Administrator for the Class Action Fund mailed to eligible class members the cash component of their settlement benefits from the Class Action Fund. The General Partner has been advised that in late May 1998 the SEC Claims Administrator expects to mail to each eligible class member his or her claim determination with the preliminary settlement amount, if any, from the SEC Fund.

      A further description of the settlement is included within the Form 10-K referred to above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            Current report on Form 8-K filed during the first quarter of 1998:

            Date of event:                      January 29, 1998
            Date filed with SEC:                January 30, 1998
            Items included
                  Item 5 - Other Events
                  Item 7 - Exhibits

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 1998                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 1998                 By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.