Form 10-Q
period 1998-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1998-08-13
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998


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
                                 (Unaudited)


                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  193,799        $  517,144
                                              ----------        ----------
        Total current assets                  $  193,799        $  517,144

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               4,959,170         5,190,377
                                              ----------        ----------
                                              $5,152,969        $5,707,521
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable - Net
      Profits                                 $   68,298        $    6,697
                                              ----------        ----------
        Total current liabilities             $   68,298        $    6,697

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  125,964)      ($  119,241)
   Limited Partners, issued and
      outstanding, 108,074 units               5,210,635         5,820,065
                                              ----------        ----------
        Total Partners' capital               $5,084,671        $5,700,824
                                              ----------        ----------
                                              $5,152,969        $5,707,521
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                --------          --------

REVENUES:
   Net Profits                                  $247,408          $468,770
   Interest and other income                       2,535             5,249
   Gain on sale of Net Profits
      Interests                                   29,117           102,507
                                                --------          --------
                                                $279,060          $576,526

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $161,159          $208,993
   General and administrative
      (Note 2)                                    52,275            60,789
                                                --------          --------
                                                $213,434          $269,782
                                                --------          --------

NET INCOME                                      $ 65,626          $306,744
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,601          $ 23,434
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 56,025          $283,310
                                                ========          ========
NET INCOME per unit                             $    .30          $   1.50
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $523,180        $1,129,889
   Interest and other income                       6,957            10,305
   Gain on sale of Net Profits
      Interests                                  138,382           102,507
                                                --------        ----------
                                                $668,519        $1,242,701

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $331,648        $  455,449
   Impairment provision                                -         1,474,823
   General and administrative
      (Note 2)                                   117,410           122,398
                                                --------        ----------
                                                $449,058        $2,052,670
                                                --------        ----------

NET INCOME (LOSS)                               $219,461       ($  809,969)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 23,891        $   36,197
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $195,570       ($  846,166)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.04       ($     4.48)
                                                ========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $219,461       ($  809,969)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                331,648           455,449
      Impairment provision                             -         1,474,823
      Gain on sale of Net Profits
        Interests                              ( 138,382)      (   102,507)
      Decrease in accounts receivable                  -           232,945
      Increase in accounts payable                61,601                 -
                                                --------        ----------
Net cash provided by operating
   activities                                   $474,328        $1,250,741
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($133,716)      ($  150,214)
   Proceeds from sale of Net Profits
      Interests                                  171,657           208,014
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 37,941        $   57,800
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($835,614)      ($1,236,621)
                                                --------        ----------
Net cash used by financing activities          ($835,614)      ($1,236,621)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($323,345)       $   71,920

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           517,144           643,415
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $193,799        $  715,335
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  209,878        $  382,448
   Accounts receivable:
      Net Profits                                 19,197            57,019
                                              ----------        ----------
        Total current assets                  $  229,075        $  439,467

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,640,934         2,756,057
                                              ----------        ----------
                                              $2,870,009        $3,195,524
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   60,503)      ($   56,764)
   Limited Partners, issued and
      outstanding, 90,094 units                2,930,512         3,252,288
                                              ----------        ----------
        Total Partners' capital               $2,870,009        $3,195,524
                                              ----------        ----------
                                              $2,870,009        $3,195,524
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                              ----------         ---------

REVENUES:
   Net Profits                                  $178,480          $300,445
   Interest and other income                       2,332             4,317
   Gain on sale of Net Profits
      Interests                                   35,928            53,099
                                                --------          --------
                                                $216,740          $357,861

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 82,629          $142,057
   General and administrative
      (Note 2)                                    32,181            37,329
                                                --------          --------
                                                $114,810          $179,386
                                                --------          --------

NET INCOME                                      $101,930          $178,475
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  8,285          $ 14,390
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 93,645          $164,085
                                                ========          ========
NET INCOME per unit                             $    .81          $   1.41
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                  $370,301        $  753,303
   Interest and other income                       5,895             8,258
   Gain on sale of Net Profits
      Interests                                   96,723            53,099
                                                --------        ----------
                                                $472,919        $  814,660

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $173,410        $  316,387
   Impairment provision                                -         1,052,542
   General and administrative
      (Note 2)                                    72,282            75,247
                                                --------        ----------
                                                $245,692        $1,444,176
                                                --------        ----------

NET INCOME (LOSS)                               $227,227       ($  629,516)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 18,003        $   22,868
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $209,224       ($  652,384)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.80       ($     5.62)
                                                ========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                                --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $227,227       ($  629,516)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                173,410           316,387
      Impairment provision                             -         1,052,542
      Gain on sale of Net Profits
        Interests                              (  96,723)      (    53,099)
      Decrease in accounts receivable             37,822            88,232
      Increase in accounts payable                     -            83,311
                                                --------        ----------
Net cash provided by operating
   activities                                   $341,736        $  857,857
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 75,691)      ($   90,312)
   Proceeds from sale of Net Profits
      Interests                                  114,127           118,106
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 38,436        $   27,794
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($552,742)      ($  868,653)
                                                --------        ----------
Net cash used by financing activities          ($552,742)      ($  868,653)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($172,570)       $   16,998

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           382,448           488,063
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $209,878        $  505,061
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

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

      No such charge was recorded in the six months ended June 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

            The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $2,616                  $49,659
               P-8                    1,611                   30,570

      During the six months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $18,092                  $99,318
               P-8                   11,142                   61,140

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of Net Profits Interests during the six months ended June 30, 1998. These proceeds received during the first quarter were included in Partnerships' cash distributions paid during May 1998, and the proceeds received during the second quarter will be included in the Partnerships' cash distributions to be paid in August 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      During the six months ended June 30, 1998 capital expenditures indirectly incurred by the P-7 and P-8 Partnerships totaled $133,716 and $75,691, respectively. These expenditures resulted primarily from indirect participation in an infill drilling operation, which is still in progress, which includes the drilling of 24 wells in the large unitized property of the Goldsmith Adobe Unit located in Ector County, Texas and the successful recompletion attempt of two wells in the Pecos Valley Unit located in Pecos County, Texas. The P-7 Partnership has a 2.4% interest in the Goldsmith Adobe Unit and a 10.9% interest in the Pecos Valley Unit. The P-8 Partnership has a 1.2% interest in the Goldsmith Adobe Unit and a 6.2% interest in the Pecos Valley Unit. These wells and recompletions were attempted in order to improve the recovery of reserves.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $247,408         $468,770
      Barrels produced                              24,740           28,868
      Mcf produced                                 120,909          126,067
      Average price/Bbl                           $  12.73         $  20.10
      Average price/Mcf                           $   1.83         $   1.82

      As shown in the table above, Net Profits decreased $221,362 (47.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $83,000 was related to a decrease in volumes of oil sold and approximately $182,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $51,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 4,128 barrels and 5,158 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from a negative prior period volume adjustment made by a purchaser on one significant well during the three months ended June 30, 1998. The decrease in production expenses resulted primarily from (i) workover expenses incurred on one significant well during the three months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil prices decreased to $12.73 per barrel for the three months ended June 30, 1998 from $20.10 per barrel for the three months ended June 30, 1997, while average gas prices remained relatively constant at $1.83 per Mcf for the three months ended June 30, 1998 and $1.82 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $29,117 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-7 Partnership recognizing similar gains totaling $102,507.

      Depletion of Net Profits Interests decreased $47,834 (22.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 65.1% for the three months ended June 30, 1998 from 44.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $8,514 (14.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 21.1% for the three months ended June 30, 1998 from 13.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Net Profits                                 $523,180       $1,129,889
      Barrels produced                              49,003           63,515
      Mcf produced                                 260,270          271,104
      Average price/Bbl                           $  13.57       $    20.67
      Average price/Mcf                           $   1.95       $     2.24

      As shown in the table above, Net Profits decreased $606,709 (53.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $300,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $348,000 and $74,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases in Net Profits were partially offset by an increase of approximately $139,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 14,512 barrels and 10,834 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on one significant well during the six months ended June 30, 1998 and (ii) a positive prior period volume adjustment made by a purchaser on another significant well during the six months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) workover expenses incurred on two significant wells during the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $13.57 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998 from $20.67 per barrel and $2.24 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $138,382 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-7 Partnership recognizing similar gains totaling $102,507.

      Depletion of Net Profits Interests decreased $123,801 (27.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 63.4% for the six months ended June 30, 1998 from 40.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 during the six months ended June 30, 1997. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-7 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $4,988 (4.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 22.4% for the six months ended June 30, 1998 from 10.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $10,467,916  or  55.47%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $178,480         $300,445
      Barrels produced                              14,625           17,004
      Mcf produced                                  86,819           88,232
      Average price/Bbl                           $  12.62         $  20.11
      Average price/Mcf                           $   1.88         $   1.89

      As shown in the table above, Net Profits decreased $121,965 (40.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $48,000 and $110,000, respectively, were related to decreases in the volumes and average price of oil sold. These decreases were partially offset by an increase of approximately $38,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,379 barrels and 1,413 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 1998. The decrease in production expenses resulted primarily from (i) workover expenses incurred on one significant well during the three months ended June 30, 1997 and
      (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil prices decreased to $12.62 per barrel for the three months ended June 30, 1998 from $20.11 per barrel for the three months ended June 30, 1997, while average gas prices remained relatively constant at $1.88 per Mcf for the three months ended June 30, 1998 and $1.89 for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $35,928 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-8 Partnership recognizing similar gains totaling $53,099.

      Depletion of Net Profits Interests decreased $59,428 (41.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 46.3% for the three months ended June 30, 1998 from 47.3% for the three months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining gas reserves discussed above.

      General and administrative expenses decreased $5,148 (13.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 18.0% for the three months ended June 30, 1998 from 12.4% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $370,301         $753,303
      Barrels produced                              29,326           37,169
      Mcf produced                                 190,405          200,719
      Average price/Bbl                           $  13.48         $  20.67
      Average price/Mcf                           $   1.95         $   2.33

      As shown in the table above, Net Profits decreased $383,002 (50.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease approximately $162,000 and $24,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $211,000 and $72,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $86,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 7,843 barrels and 10,314 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on one significant well during the six months ended June 30, 1998 and (ii) a positive prior period volume adjustment made by a purchaser on another significant well during the six months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) workover expenses incurred on several wells during the six months ended June 30, 1997 and
      (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $13.48 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998 from $20.67 per barrel and $2.33 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $96,723 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-8 Partnership recognizing similar gains totaling $53,099.

      Depletion of Net Profits Interests decreased $142,977 (45.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 46.8% for the six months ended June 30, 1998 from 42.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 during the six months ended June 30, 1997. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-8 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $2,965 (3.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 19.5% for the six months ended June 30, 1998 from 10.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $6,479,583  or  55.78%  of  the  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                                  GEODYNE INSTITUTIONAL/PENSION ENERGY
                                    INCOME LIMITED PARTNERSHIP P-7
                                  GEODYNE INSTITUTIONAL/PENSION ENERGY
                                    INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 1998              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 1998              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.