Form 10-Q
period 1998-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1998-11-09
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998


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
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  185,898       $  517,144
                                               ----------       ----------
        Total current assets                   $  185,898       $  517,144

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                4,852,424        5,190,377
                                               ----------       ----------
                                               $5,038,322       $5,707,521
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable - Net
      Profits                                  $   99,533       $    6,697
                                               ----------       ----------
        Total current liabilities              $   99,533       $    6,697

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  125,488)     ($  119,241)
   Limited Partners, issued and
      outstanding, 188,702 units                5,064,277        5,820,065
                                               ----------       ----------
        Total Partners' capital                $4,938,789       $5,700,824
                                               ----------       ----------
                                               $5,038,322       $5,707,521
                                               ==========       ==========









           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                  1998              1997
                                                --------          --------

REVENUES:
   Net Profits                                  $254,174          $568,622
   Interest and other income                       2,123             5,908
   Gain (loss) on sale of Net
      Profits Interests                            7,359         (     576)
                                                --------          --------
                                                $263,656          $573,954

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $154,223          $246,992
   General and administrative
      (Note 2)                                    53,954            53,031
                                                --------          --------
                                                $208,177          $300,023
                                                --------          --------

NET INCOME                                      $ 55,479          $273,931
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  8,837          $ 36,044
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 46,642          $237,887
                                                ========          ========
NET INCOME per unit                             $    .24          $   1.26
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========


















           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $777,354        $1,698,511
   Interest and other income                       9,080            16,213
   Gain on sale of Net Profits
      Interests                                  145,741           101,931
                                                --------        ----------
                                                $932,175        $1,816,655

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $485,871        $  702,441
   Impairment provision                                -         1,474,823
   General and administrative
      (Note 2)                                   171,364           175,429
                                                --------        ----------
                                                $657,235        $2,352,693
                                                --------        ----------

NET INCOME (LOSS)                               $274,940       ($  536,038)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 32,728        $   59,478
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $242,212       ($  595,516)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.28       ($     3.16)
                                                ========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                                ========        ==========

















           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  274,940       ($  536,038)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                485,871           702,441
      Impairment provision                             -         1,474,823
      Gain on sale of Net Profits
        Interests                            (   145,741)      (   101,931)
      Decrease in accounts receivable -
        Net Profits                                    -           225,649
      Increase in accounts payable -
        Net Profits                               92,836                 -
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  707,906        $1,764,944
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  181,194)      ($  190,610)
   Proceeds from sale of Net Profits
      Interests                                  179,017           207,490
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($    2,177)       $   16,880
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,036,975)      ($1,941,202)
                                              ----------        ----------
Net cash used by financing activities        ($1,036,975)      ($1,941,202)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  331,246)      ($  159,378)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           517,144           643,415
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  185,898        $  484,037
                                              ==========        ==========



           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,      December 31,
                                                  1998             1997
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  172,991        $  382,448
   Accounts receivable:
      Net Profits                                       -            57,019
                                               ----------        ----------
        Total current assets                   $  172,991        $  439,467

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,590,560         2,756,057
                                               ----------        ----------
                                               $2,763,551        $3,195,524
                                               ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable - Net
      Profits                                  $    8,514        $        -
                                               ----------        ----------
        Total current liabilities              $    8,514        $        -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   60,353)      ($   56,764)
   Limited Partners, issued and
      outstanding, 90,094 units                 2,815,390         3,252,288
                                               ----------        ----------
        Total Partners' capital                $2,755,037        $3,195,524
                                               ----------        ----------
                                               $2,763,551        $3,195,524
                                               ==========        ==========











           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                 1998               1997
                                              ----------         ---------

REVENUES:
   Net Profits                                  $156,825          $339,944
   Interest and other income                       1,965             4,417
   Gain (loss) on sale of Net
      Profits Interests                            4,042         (   2,960)
                                                --------          --------
                                                $162,832          $341,401

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 79,140          $167,892
   General and administrative
      (Note 2)                                    33,223            32,651
                                                --------          --------
                                                $112,363          $200,543
                                                --------          --------

NET INCOME                                      $ 50,469          $140,858
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,591          $ 22,016
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 44,878          $118,842
                                                ========          ========
NET INCOME per unit                             $    .39          $   1.02
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========


















           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                  $527,126        $1,093,247
   Interest and other income                       7,860            12,675
   Gain on sale of Net Profits
      Interests                                  100,765            50,139
                                                --------        ----------
                                                $635,751        $1,156,061

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $252,550        $  484,279
   Impairment provision                                -         1,052,542
   General and administrative
      (Note 2)                                   105,505           107,898
                                                --------        ----------
                                                $358,055        $1,644,719
                                                --------        ----------

NET INCOME (LOSS)                               $277,696       ($  488,658)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 23,594        $   36,406
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $254,102       ($  525,064)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   2.19       ($     4.52)
                                                ========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                                ========        ==========

















           The accompanying  condensed  notes are an integral  part of these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                 1998              1997
                                                --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $277,696       ($  488,658)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                252,550           484,279
      Impairment provision                             -         1,052,542
      Gain on sale of Net Profits
        Interests                              ( 100,765)      (    50,139)
      Decrease in accounts receivable -
        Net Profits                               57,019            88,232
      Decrease in accounts receivable -
        General Partner                                -       (        85)
      Increase in accounts payable -
        Net Profits                                8,514            92,988
                                                --------        ----------
Net cash provided by operating
   activities                                   $495,014        $1,179,159
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($104,457)      ($  112,238)
   Proceeds from sale of Net Profits
      Interests                                  118,169           117,867
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 13,712        $    5,629
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($718,183)      ($1,318,434)
                                                --------        ----------
Net cash used by financing activities          ($718,183)      ($1,318,434)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($209,457)      ($  133,646)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           382,448           488,063
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $172,991        $  354,417
                                                ========        ==========

           The accompanying  condensed  notes are an integral  part of these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded in the nine months ended September 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $4,295                  $49,659
               P-8                    2,653                   30,570

      During the nine months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $22,387                 $148,977
               P-8                   13,795                   91,710

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:


                 Limited             Date of             Partner Capital
               Partnership         Activation             Contributions
               -----------      ------------------       ---------------

                  P-7           February 28, 1992          $18,870,200
                  P-8           February 28, 1992          $11,616,800

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of Net Profits Interests. The proceeds received during the first quarter of 1998 were included in the Partnerships' cash distributions paid during May 1998, the proceeds received during the second quarter of 1998 were included in the Partnerships' cash distributions paid during August 1998, and the proceeds received during the third quarter of 1998 will be included in the Partnerships' cash distributions to be paid in November 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      During the nine months ended September 30, 1998 capital expenditures indirectly incurred by the P-7 and P-8 Partnerships totaled $181,194 and $104,457, respectively. These expenditures resulted primarily from indirect participation in (i) an infill drilling operation, which was cancelled after 22 wells were drilled in the large unitized property of the Goldsmith Adobe Unit located in Ector County, Texas attributable to the P-7 and P-8 Partnerships' Net Profits Interests and (ii) the successful recompletion of two wells in the Pecos Valley Unit located in Pecos County, Texas attributable to the P-7 and P-8 Partnerships' Net Profits Interests. These drilling and recompletion activities were conducted in order to improve the recovery of reserves.


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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $254,174         $568,622
      Barrels produced                              22,089           28,323
      Mcf produced                                 125,220          183,750
      Average price/Bbl                           $  12.00         $  17.74
      Average price/Mcf                           $   1.56         $   2.09

      As shown in the table above, Net Profits decreased $314,448 (55.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $111,000 and $122,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $127,000 and $67,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $112,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 6,234 barrels and 58,530 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1998. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production on two significant wells due to diminishing reserves, (ii) a negative prior period volume adjustment made by a purchaser on one significant well during the three months ended September 30, 1998, and (iii) a positive prior period volume adjustment made by a purchaser on another significant well during the three months ended September 30, 1997. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on one significant well during the three months ended September 30, 1997, and (iii) decreased general repair and maintenance expenses on two significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $12.00 per barrel and $1.56 per Mcf, respectively, for the three months ended September 30, 1998 from $17.74 per barrel and $2.09 per Mcf, respectively, for the three months ended September 30, 1997.

      As discussed in the Liquidity and Capital Resources section above, the P-7 Partnership sold certain Net Profits Interests during the three months ended September 30, 1998 and recognized a $7,359 gain on such sales. Similar sales during the three months ended September 30, 1997 resulted in the P-7 Partnership recognizing losses totaling $576.

      Depletion of Net Profits Interests decreased $92,769 (37.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 60.7% for the three months ended September 30, 1998 from 43.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $923 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 21.2% for the three months ended September 30, 1998 from 9.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Net Profits                                 $777,354       $1,698,511
      Barrels produced                              71,092           91,838
      Mcf produced                                 385,490          454,854
      Average price/Bbl                           $  13.09       $    19.77
      Average price/Mcf                           $   1.82       $     2.18

      As shown in the table above, Net Profits decreased $921,157 (54.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $410,000 and $151,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $475,000 and $137,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $252,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 20,746 barrels and 69,364 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on two significant wells during the nine months ended September 30, 1998 and (ii) a positive prior period volume adjustment made by a purchaser on another significant well during the nine months ended September 30, 1997. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production on three significant wells due to diminishing reserves and (ii) the sale of two significant wells in 1998. The decrease in production expenses resulted primarily from (i) workover expenses incurred on three significant wells during the nine months ended September 30, 1997, (ii) a decrease in production taxes associated with the decrease in Net Profits, and (iii) the sale of one significant well during 1997. Average oil and gas prices decreased to $13.09 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.77 per barrel and $2.18 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in the Liquidity and Capital Resources section above, the P-7 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $145,741 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-7 Partnership recognizing similar gains totaling $101,931.

      Depletion of Net Profits Interests decreased $216,570 (30.8%) for the nine months ended September 30, 1998 as compared to the nine months ended
      September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 62.5% for the nine months ended September 30, 1998 from 41.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 during the nine months ended September 30, 1997. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limited the P-7 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $4,065 (2.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 22.0% for the nine months ended September 30, 1998 from 10.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through September 30, 1998 were $10,660,916 or 56.50% of the Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $156,825         $339,944
      Barrels produced                              13,118           17,097
      Mcf produced                                  88,489          122,272
      Average price/Bbl                           $  11.97         $  17.48
      Average price/Mcf                           $   1.52         $   2.03

      As shown in the table above, Net Profits decreased $183,119 (53.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $70,000 and $69,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $72,000 and $45,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $73,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 3,979 barrels and 33,783 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production on two significant wells due to diminishing reserves, (ii) the sale of one significant well in 1998, and (iii) the curtailment of sales during the three months ended September 30, 1998 on one significant well due to the P-8 Partnership's overproduced position in that well. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several wells during the three months ended September 30, 1997, and (iii) the abandonment of one significant well in 1997 because it was uneconomical to produce. Average oil and gas prices decreased to $11.97 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998 from $17.48 per barrel and $2.03 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $88,752 (52.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 50.5% for the three months ended September 30, 1998 from 49.4% for the three months ended September 30, 1997.

      General and administrative expenses increased $572 (1.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 21.2% for the three months ended September 30, 1998 from 9.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------       ----------
      Net Profits                                 $527,126       $1,093,247
      Barrels produced                              42,444           54,266
      Mcf produced                                 278,894          322,991
      Average price/Bbl                           $  13.01       $    19.67
      Average price/Mcf                           $   1.81       $     2.22

      As shown in the table above, Net Profits decreased $566,121 (51.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $233,000 and $98,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $282,000 and $112,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $159,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 11,822 barrels and 44,097 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on one significant well during the nine months ended September 30, 1998, (ii) a positive prior period volume adjustment made by a purchaser on another significant well during the nine months ended September 30, 1997, and (iii) the normal decline in production on one significant well due to diminishing reserves. The decrease in the volumes of gas sold resulted primarily from (i) the curtailment of sales during the nine months ended September 30, 1998 on one significant well due to the P-8 Partnership's overproduced position in that well, (ii) the normal decline in production on one significant well due to diminishing reserves, and (iii) the sale of one significant well in 1998. The decrease in production expenses resulted primarily from (i) workover expenses incurred on three significant wells during the nine months ended September 30, 1997, (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above, and (iii) the sale of two significant wells during 1997 and 1998. Average oil and gas prices decreased to $13.01 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.67 per barrel and $2.22 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in the Liquidity and Capital Resources section above, the P-8 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $100,765 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-8 Partnership recognizing similar gains totaling $50,139.

      Depletion of Net Profits Interests decreased $231,729 (47.9%) for the nine months ended September 30, 1998 as compared to the nine months ended
      September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 47.9% for the nine months ended September 30, 1998 from 44.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 during the nine months ended September 30, 1997. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limited the P-8 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,393 (2.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 20.0% for the nine months ended September 30, 1998 from 9.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1998 were $6,639,583 or 57.16% of the Limited Partners' capital contributions.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                  (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 9, 1998            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 9, 1998            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.