Form 10-K405
period 1998-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1999-02-19
CIK 888240, 888239

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................13
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......14

PART II.....................................................................14
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......14
      ITEM 6.     SELECTED FINANCIAL DATA  .................................17
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................20
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................34
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............34
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................34

PART III....................................................................34
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................34
      ITEM 11.    EXECUTIVE COMPENSATION....................................36
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................39
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............40

PART IV.....................................................................42
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................42

SIGNATURES..................................................................45

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

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999 Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1999, Samson employed approximately 850 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships will terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.

      Funding

      Although the partnership agreement for each Partnership permits each Partnership to incur a limited amount of borrowings, operations and expenses are currently funded out of revenues from each Partnership's Net Profits Interests. The General Partner may, but is not required to, advance funds to the Partnerships for the same purposes for which Partnership borrowings are authorized.

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1998:

      Partnership              Customer                     Percentage
      -----------       ----------------------              ----------

          P-7           National Cooperative
                          Refinery Association
                          ("NCRA")                             23.3%
                        Scurlock Permian Corp.
                          ("Scurlock")                         14.4%


          P-8           NCRA                                   22.2%
                        El Paso Energy
                         Marketing Company                     13.0%
                        Scurlock                               11.8%


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


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.


ITEM 2. PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1998.

                                      Number of Wells(1)
                                ---------------------------
                  P/ship        Total        Oil        Gas
                  ------        -----       -----       ---
                    P-7         1,558       1,266       292
                    P-8         1,748       1,408       340

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During 1998, the Partnerships indirectly participated in the drilling of 22 developmental wells in the Goldsmith Adobe Unit located in Ector County, Texas. This large unitized property produces primarily oil.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data
                                P-7 Partnership
                                ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    1998             1997            1996
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     98,774          120,178         138,204
      Gas (Mcf)                     511,563          641,756         702,019
   Oil and gas sales(1):
      Oil                        $1,248,689       $2,324,633      $2,781,358
      Gas                           929,598        1,402,005       1,400,864
                                  ---------        ---------       ---------
        Total                    $2,178,287       $3,726,638      $4,182,222
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $12.64           $19.34          $20.13
      Per Mcf of gas                   1.82          2.18               2.00

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $730,501, $1,655,228, and $1,993,149, respectively, of production expenses incurred by the Affiliated Programs.


                              Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                --------------------------------------------
                                    1998             1997            1996
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     58,417           71,117          80,477
      Gas (Mcf)                     364,998          451,812         499,493
   Oil and gas sales(1):
      Oil                        $  734,314       $1,370,094      $1,620,507
      Gas                           661,625        1,009,409       1,044,563
                                  ---------        ---------       ---------
        Total                    $1,395,939       $2,379,503      $2,665,070
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $12.57           $19.27          $20.14
      Per Mcf of gas                   1.81             2.23            2.09

-------------------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-8
      Partnership's financial statements because they do not reflect the offset of $564,328, $826,922 and $1,342,721, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value of the proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value of the proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value at December 31, 1998 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 1998(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                 3,719,317
      Oil and liquids (Bbls)                                      523,497

   Net present value (discounted at 10% per annum)             $3,714,687

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                 2,629,946
      Oil and liquids (Bbls)                                      298,695

   Net present value (discounted at 10% per annum)             $2,618,668

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

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi.


                 Significant Properties as of December 31, 1998
                 ----------------------------------------------

                           Wells
                         Operated by
                         Affiliates       Oil          Gas
                Total    ----------     Reserves   Reserves        Present
Basin           Wells     Number   %     (Bbl)      (Mcf)           Value
-----------     -----    ------   ---   -------  -----------      ----------

P-7 P/ship:
  Anadarko         26      15     58%    17,818    1,558,266      $1,215,446
  Permian       1,380       5      -%   481,944    1,746,714       2,107,713

P-8 P/ship:
  Permian       1,824       5      -%   273,910    1,103,709      $1,303,049
  Anadarko         35      19     54%    10,328    1,064,481         877,254
  Mid-Gulf          5       -      -%     2,527      440,043         368,446
    Coast


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 1998.


PART II.

ITEM 5. MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 1999, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702              1,191
                P-8            116,168              1,070

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

                             Repurchase Offer Prices
                             -----------------------
                      1997                         1998                 1999
           --------------------------    --------------------------     ----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $30    $34     $31    $28     $25    $30     $29    $28      $27
 P-8        30     34      31     28      25     30      28     27       26


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997 and 1998. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1997 and 1998 and the first quarter of 1999:

                              Cash Distributions
                              ------------------


                                    1997
                 -------------------------------------------
                  1st          2nd       3rd          4th
   P/ship         Qtr.(1)      Qtr.      Qtr.(1)      Qtr.
   ------        --------     -----      -------     -------
    P-7          $3.22        $3.00      $3.65       $2.37
    P-8           3.57         3.54       3.82        2.44

                                     1998                            1999
                 ------------------------------------------          -----
                  1st          2nd          3rd       4th             1st
   P/ship         Qtr.(1)      Qtr.(1)      Qtr.      Qtr.            Qtr
   ------        --------     --------     ------    ------          -----
    P-7          $2.73        $1.53        $1.02     $0.98           $1.16
    P-8           2.85         1.72         1.38      1.06            1.13


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






                                               Selected Financial Data
                                                   P-7 Partnership
                                                   ---------------

                                       1998            1997             1996              1995              1994
                                   -------------   -------------    -------------     -------------     -------------
   Net Profits                      $1,447,786      $2,071,410       $2,189,073        $1,805,775        $ 1,765,636

   Net Income (Loss):
      Limited Partners             ( 1,629,959)    (   291,307)       1,002,570       (   173,270)      (    953,384)
      General Partner                   38,966          79,104           97,048            62,313             48,118
      Total                        ( 1,590,993)    (   212,203)       1,099,618       (   110,957)      (    905,266)

   Limited Partners' Net
      Income (Loss) per Unit       (      8.64)    (      1.54)            5.31       (       .92)      (       5.05)

   Limited Partners' Cash
      Distributions per Unit              6.26           12.24             8.49              6.49              10.38

   Total Assets                      2,877,677       5,707,521        8,329,130         8,975,278         10,374,235

   Partners' Capital (Deficit)
      Limited Partners               3,007,106       5,820,065        8,421,372         9,020,802         10,419,072
      General Partner              (   129,429)    (   119,241)     (    92,242)      (    45,524)      (     44,837)

   Number of Units
      Outstanding                      188,702         188,702          188,702           188,702            188,702








                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        1998              1997             1996             1995             1994
                                    -------------     -------------    -------------    -------------    ------------
   Net Profits                       $  831,611        $1,552,581       $1,322,349       $1,346,992       $  976,911

   Net Income (Loss):
      Limited Partners              (   698,000)           23,531          454,230      (    72,844)     (   987,517)
      General Partner                    25,063            62,184           55,352           48,233           20,615
      Total                         (   672,937)           85,715          509,582      (    24,611)     (   966,902)

   Limited Partners' Net
      Income (Loss) per Unit        (      6.01)              .20             3.91      (       .63)     (      8.50)

   Limited Partners' Cash
      Distributions per Unit               7.01             13.37             8.31             7.57             9.77

   Total Assets                       1,675,436         3,195,524        4,727,442        5,272,926        6,299,996

   Partners' Capital (Deficit)
      Limited Partners                1,740,288         3,252,288        4,781,757        5,293,527        6,246,371
      General Partner               (    64,852)      (    56,764)     (    54,315)     (    20,601)     (    24,334)

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168



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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total Net Profits decreased $623,624 (30.1%) in 1998 as compared to 1997. Of this decrease, approximately $414,000 and $284,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $662,000 and $188,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by a decrease of approximately $925,000 in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 21,404 barrels and 130,193 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on two significant wells during 1997. The decrease in volumes of gas sold resulted primarily from (i) the normal decline in production and (ii) the sale of several wells during 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during 1998 as compared to 1997 and (ii) workover expenses incurred on two significant wells during 1997. Average oil and gas prices decreased to $12.64 per barrel and $1.82 per Mcf, respectively, in 1998 from $19.34 per barrel and $2.18 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-7 Partnership sold certain Net Profits Interests during 1998 and recognized a $148,737 gain on such sales. Sales of Net Profits Interests during 1997 resulted in the P-7 Partnership recognizing similar gains totaling $190,985.

      Depletion of Net Profits Interests increased $518,453 (65.3%) in 1998 as compared to 1997. This increase resulted primarily from a significant downward revision in the estimate of remaining oil reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 90.6% in 1998 from 38.3% in 1997. This percentage increase was primarily due to (i) the decrease in Net Profits and (ii) the dollar increase in depletion of Net Profits Interests.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,664,601 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at December 31, 1998. In the first quarter of 1997, a non-cash charge of $1,474,823 was also recognized. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-7 Partnership's level of permissible indirect drilling activity through its Affiliated Programs.

      General and administrative expenses decreased $4,757 (2.1%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 15.3% in 1998 from 10.9% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $10,845,916 or 57.48% of the Limited Partners' capital contributions.




                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total Net Profits decreased $117,663 (5.4%) in 1997 as compared to 1996. Of this decrease, approximately $363,000 and $121,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $95,000 was related to a decrease in the average price of oil sold, which decrease was partially offset by an increase of approximately $116,000 related to an increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $338,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 18,026 barrels and 60,263 Mcf, respectively, in 1997 as compared to 1996. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold in 1997, (ii) a decrease in general repair and maintenance expenses incurred on one significant well in 1997 as compared to 1996, and (iii) workover expenses incurred on one significant well in 1996 in order to increase production capabilities. Average oil prices decreased to $19.34 per barrel in 1997 from $20.13 per barrel in 1996. Average gas prices increased to $2.18 per Mcf in 1997 from $2.00 per Mcf in 1996.

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

      The P-7 Partnership recognized a non-cash charge against earnings of $1,474,823 in the first quarter of 1997. Of this amount, $686,260 was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,563 was related to the writing-off of the Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-7 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 10.9% in 1997 and 10.3% in 1996.



                                P-8 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total Net Profits decreased $720,970 (46.4%) in 1998 as compared to 1997. Of this decrease, approximately $245,000 and $194,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $391,000 and $154,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by a decrease of approximately $263,000 in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 12,700 barrels and 86,814 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on two significant wells during 1997. The decrease in volumes of gas sold resulted primarily from (i) the curtailment of sales during 1998 on one significant well due to the P-8 Partnership's overproduced position in that well, (ii) the sale of several wells during 1998, and (iii) the normal decline in production. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several significant wells during 1997, and (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. Average oil and gas prices decreased to $12.57 per barrel and $1.81 per Mcf, respectively, in 1998 from $19.27 per barrel and $2.23 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-8 Partnership sold certain Net Profits Interests during 1998 and recognized a $102,195 gain on such sales. Sales of Net Profits Interests during 1997 resulted in the P-8 Partnership recognizing similar gains totaling $124,010.

      Depletion of Net Profits Interests increased $266,845 (64.3%) in 1998 as compared to 1997. This increase resulted primarily from a significant downward revision in the estimate of remaining oil reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 82.0% in 1998 from 26.7% in 1997. This percentage increase was primarily due to (i) the decrease in Net Profits and (ii) the dollar increase in depletion of Net Profits Interests.

      The P-8 Partnership recognized a non-cash charge against earnings of $798,075 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at December 31, 1998. In the first quarter of 1997, a non-cash charge of $1,052,542 was also recognized. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-8 Partnership's level of permissible indirect drilling activity through its Affiliated Programs.

      General and administrative expenses decreased $2,836 (2.0%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 16.4% in 1998 from 9.0% in 1997, primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $6,762,583 or 58.21% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total Net Profits increased $230,232 (17.4%) in 1997 as compared to 1996. Of this increase, approximately $516,000 was related to a decrease in production expenses incurred by the owners of the Working Interests and approximately $63,000 was related to an increase in the average price of gas sold, which increases were partially offset by decreases of (i) approximately $189,000 and $100,000, respectively, related to decreases in volumes of oil and gas sold and
(ii) approximately $62,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 9,360 barrels and 47,681 Mcf, respectively, in 1997 as compared to 1996. The decrease in production expenses resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997, (ii) a decrease in general repair and maintenance expenses incurred on one significant well in 1997 as compared to 1996, and (iii) workover expenses incurred on one significant well in 1996 in order to increase production capabilities. Average oil prices decreased to $19.27 per barrel in 1997 from $20.14 per barrel in 1996. Average gas prices increased to $2.23 per Mcf in 1997 from $2.09 per Mcf in 1996.

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

      The P-8 Partnership recognized a non-cash charge against earnings of $1,052,542 in the first quarter of 1997. Of this amount, $650,465 was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $402,077 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-8 Partnership's level of permissible drilling activities through its Affiliated Programs. No similar charges were necessary in 1996.

     General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net

Profits, these expenses decreased to 9.0% in 1997 from 10.5% in 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits Interest for the years ended December 31, 1998, 1997, and 1996. These factors comprise the change in oil and gas sales discussed in the "Results of Operations" section above.

                             1998 Compared to 1997
                             ---------------------

                   Equivalent Units                Average Proceeds
                    of Production                 per Equivalent Unit
              --------------------------        ----------------------
P/ship         1998      1997      % Change     1998     1997    % Change
------        -------   -------    --------     -----    -----   --------

 P-7          184,035   227,137     (19%)       $7.87    $ 9.12   (14%)
 P-8          119,250   146,419     (19%)        6.97     10.60   (34%)



                             1997 Compared to 1996
                             ---------------------

                   Equivalent Units                Average Proceeds
                    of Production                 per Equivalent Unit
              --------------------------        ----------------------
P/ship         1997      1996      % Change     1997     1996    % Change
------        -------   -------    --------     -----    -----   --------

 P-7          227,137   255,207      (11%)      $ 9.12   $8.58      6%
 P-8          146,419   163,726      (11%)       10.60    8.08     31%




      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 1998 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 1998 would have remaining lives of approximately 5.3 and 5.1 years, respectively, for oil reserves and 7.3 and 7.2 years, respectively, for gas reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. In 1998, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $202,852 and $118,875, respectively. These costs were indirectly incurred as a result of
(i) drilling activities associated with a large unitized property and (ii) the successful recompletion of two wells. In 1997, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $258,702 and $147,601, respectively. These costs were indirectly incurred as a result of (i) drilling activities associated with a large unitized property and (ii) the successful recompletion of one well.

      The Partnerships sold certain Net Profits Interests during 1997 and 1998. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. Such proceeds to the P-7 and P-8 Partnerships in 1998 were $181,197 and $119,285, respectively, while such proceeds to the P-7 and P-8 Partnerships in 1997 were $311,726 and $199,176, respectively. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of Net Profits Interests. The Partnerships' quantity of proved reserves has been reduced by the sale of Net Profits Interests; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships will terminate on February 28, 2002 in accordance with the Partnership Agreement. However, the General Partner may extend the term of each partnership for up to five periods of two years each. As the date of this Annual Report the General Partner has not determined whether to extend the term of any Partnership.




      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, the General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

      1.    increase the awareness of the issue among key employees;
      2.    identify areas of potential risk;
      3. assess the relative impact of these risks and Samson's ability to manage them; and
      4.    remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of February 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external accounts receivable, revenue, lease operating expense, and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 1st quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than March 31, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than March 31, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.

                              Third Party Exposures

      1. Awareness. Samson is considering Y2K implications with its outside vendors, customers, and business partners. Samson is in the process of identifying potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Partnerships' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson and other producers. The failure to do so will result in contractual and statutory penalties. Therefore, the General Partner believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Partnerships' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


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

          Name                Age       Position with Geodyne
      ----------------        ---      --------------------------------
      Dennis R. Neill          46      President and Director

      Judy K. Fox              47      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1998, 1997, and 1996 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1998           1997           1996
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8           $122,280       $122,280       $122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1998, 1997, and 1996:





                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -          -           -             -            -           -            -

Dennis R. Neill,
President(2)(3)         1996        -          -           -             -            -           -            -
                        1997        -          -           -             -            -           -            -
                        1998        -          -           -             -            -           -            -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $116,202      -           -             -            -           -            -
                        1997     $118,665      -           -             -            -           -            -
                        1998     $117,553      -           -             -            -           -            -

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





                                                  Salary Reimbursements
                                                     P-8 Partnership
                                                     ---------------
                                                                        Long Term Compensation
                                                                    -------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996        -          -           -            -              -           -           -

Dennis R. Neill,
President(2)(3)         1996        -          -           -            -              -           -           -
                        1997        -          -           -            -              -           -           -
                        1998        -          -           -            -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $71,534       -           -            -              -           -           -
                        1997     $73,050       -           -            -              -           -           -
                        1998     $72,365       -           -            -              -           -           -

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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have a Net Profits Interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 1999 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------            -------------------

P-7 Partnership:
---------------

   Samson Resources Company                           16,158      ( 8.6%)

   ATL, Inc.                                          54,896      (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     16,158      ( 8.6%)

P-8 Partnership:
---------------

   Samson Resources Company                           18,920      (16.3%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     18,920      (16.3%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

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

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold net profits or royalty interests. Because affiliates of the Partnerships who provide services to the owners of the Working Interests have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such Working Interests would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such Working Interests have been enhanced by virtue of their affiliation with Samson.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) Financial Statements, Financial Statement Schedules, and Exhibits:

          (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 are filed as part of this report:

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


               4.2 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.3 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed as Exhibit 4.2 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.4 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.5 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

          *    23.1 Consent of Ryder Scott Company,  Petroleum Engineers for the
                    Geodyne  Institutional/  Pension   Energy   Income   Limited
                    Partnership P-7.

          *    23.2 Consent of Ryder Scott Company,  Petroleum Engineers for the
                    Geodyne  Institutional/  Pension   Energy   Income   Limited
                    Partnership P-8.

          *    27.1  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne  Institutional /
                     Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1998 and for the year ended
                     December 31. 1998.

          *    27.2  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne  Institutional /
                     Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1998 and for the year ended
                     December 31. 1998.

                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1998:

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 19, 1999


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

By:    /s/Dennis R. Neill       President and            February 19, 1999
       -------------------      Director (Principal
          Dennis R. Neill       Executive Officer)

       /s/Patrick M. Hall       (Principal               February 19, 1999
       -------------------      Financial and
          Patrick M. Hall       Accounting Officer)

       /s/Judy K. Fox           Secretary                February 19, 1999
       -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 5, 1999

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                 1998             1997
                                             ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  222,925       $  517,144
   Accounts receivable:
      Net Profits                                270,901             -
                                               ---------        ---------

         Total current assets                 $  493,826       $  517,144

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,383,851        5,190,377
                                               ---------        ---------

                                              $2,877,677       $5,707,521
                                               =========        =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

CURRENT LIABILITIES
   Accounts Payable -
      Net Profits                             $    -           $    6,697

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  129,429)     ($  119,241)
   Limited Partners, issued and
      outstanding 188,702 Units                3,007,106        5,820,065
                                               ---------        ---------

      Total Partners' capital                 $2,877,677       $5,700,824
                                               ---------        ---------

                                              $2,877,677       $5,707,521
                                               =========        =========

                    The accompanying notes are an integral
                      part of these financial statements






                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 1998, 1997 and 1996


                                              1998             1997            1996
                                          ------------     ------------    ------------
REVENUES:
   Net Profits                             $1,447,786       $2,071,410      $2,189,073
   Interest and other income                   11,228           20,672          16,123
   Gain on sale of
      Net Profits Interests                   148,737          190,985         192,767
                                            ---------        ---------       ---------

                                           $1,607,751       $2,283,067      $2,397,963

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                    $1,312,317       $  793,864      $1,071,822
   Impairment provision                     1,664,601        1,474,823            -
   General and administrative                 221,826          226,583         226,523
                                            ---------        ---------       ---------

                                           $3,198,744       $2,495,270      $1,298,345
                                            ---------        ---------       ---------

NET INCOME (LOSS)                         ($1,590,993)     ($  212,203)     $1,099,618
                                            =========        =========       =========

GENERAL PARTNER - NET INCOME               $   38,966       $   79,104      $   97,048
                                            =========        =========       =========

LIMITED PARTNERS - NET
  INCOME (LOSS)                           ($1,629,959)     ($  291,307)     $1,002,570
                                            =========        =========       =========

NET INCOME (LOSS) per Unit                ($     8.64)     ($     1.54)     $     5.31
                                            =========        =========       =========

UNITS OUTSTANDING                             188,702          188,702         188,702
                                            =========        =========       =========

                          The accompanying notes are an integral
                            part of these financial statements


                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
             Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997 and 1996


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1995         $ 9,020,802      ($ 45,524)     $ 8,975,278
   Net income                    1,002,570         97,048        1,099,618
   Cash distributions         (  1,602,000)     ( 143,766)    (  1,745,766)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $ 8,421,372      ($ 92,242)     $ 8,329,130
   Net income (loss)          (    291,307)        79,104     (    212,203)
   Cash distributions         (  2,310,000)     ( 106,103)    (  2,416,103)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 5,820,065      ($119,241)     $ 5,700,824
   Net income (loss)          (  1,629,959)        38,966     (  1,590,993)
   Cash distributions         (  1,183,000)     (  49,154)    (  1,232,154)
                                ----------        -------       ----------

Balance, Dec. 31, 1998         $ 3,007,106      ($129,429)     $ 2,877,677
                                ==========        =======       ==========

                    The accompanying notes are an integral
                      part of these financial statements






                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997 and 1996

                                              1998             1997            1996
                                          ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      ($1,590,993)     ($  212,203)     $1,099,618
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests                     1,312,317          793,864       1,071,822
   Impairment provision                     1,664,601        1,474,823            -
   Gain on sale of
      Net Profits Interests               (   148,737)     (   190,985)    (   192,767)
   (Increase) decrease in
      accounts receivable                 (   270,901)         364,612     (    55,168)
   Increase (decrease) in
      accounts payable                    (     6,697)           6,697            -
                                            ---------        ---------       ---------
   Net cash provided by
      operating activities                 $  959,590       $2,236,808      $1,923,505
                                            ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($  202,852)     ($  258,702)    ($  254,128)
   Proceeds from sale of
      Net Profits Interests                   181,197          311,726         449,686
                                            ---------        ---------       ---------
   Net cash provided (used) by
      investing activities                ($   21,655)      $   53,024      $  195,558
                                            ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,232,154)     ($2,416,103)    ($1,745,766)
                                            ---------        ---------       ---------
   Net cash used by
      financing activities                ($1,232,154)     ($2,416,103)    ($1,745,766)
                                            ---------        ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              ($  294,219)     ($  126,271)     $  373,297

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        517,144          643,415         270,118
                                            ---------        ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $  222,925       $  517,144      $  643,415
                                            =========        =========       =========
                          The accompanying notes are an integral
                            part of these financial statements



                                      F-6
                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 5, 1999

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                 1998             1997
                                             -------------     -----------

CURRENT ASSETS:
   Cash and cash equivalents                  $  180,865        $  382,448
   Accounts receivable:
      Net Profits                                116,632            57,019
                                               ---------         ---------

         Total current assets                 $  297,497        $  439,467

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,377,939         2,756,057
                                               ---------         ---------

                                              $1,675,436        $3,195,524
                                               =========         =========

                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   64,852)      ($   56,764)
   Limited Partners, issued and
      outstanding 116,168 Units                1,740,288         3,252,288
                                               ---------         ---------

      Total Partners' capital                 $1,675,436        $3,195,524
                                               =========         =========

                    The accompanying notes are an integral
                      part of these financial statements






                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Operations
                   For the Years Ended December 31, 1998, 1997 and 1996


                                             1998            1997              1996
                                         ------------    -----------       ------------
REVENUES:
   Net Profits                            $  831,611      $1,552,581        $1,322,349
   Interest and other income                   9,731          16,056             9,693
   Gain on sale of
      Net Profits Interests                  102,195         124,010            75,987
                                           ---------       ---------         ---------

                                          $  943,537      $1,692,647        $1,408,029

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                   $  681,828      $  414,983        $  758,944
   Impairment provision                      798,075       1,052,542              -
   General and administrative                136,571         139,407           139,503
                                           ---------       ---------         ---------

                                          $1,616,474      $1,606,932        $  898,447
                                           ---------       ---------         ---------

NET INCOME (LOSS)                        ($  672,937)     $   85,715        $  509,582
                                           =========       =========         =========

GENERAL PARTNER -
NET INCOME                                $   25,063      $   62,184        $   55,352
                                           =========       =========         =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                                 ($  698,000)     $   23,531        $  454,230
                                           =========       =========         =========

NET INCOME (LOSS) per Unit               ($     6.01)     $      .20        $     3.91
                                           =========       =========         =========

UNITS OUTSTANDING                            116,168         116,168           116,168
                                           =========       =========         =========

                          The accompanying notes are an integral
                            part of these financial statements


                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1998, 1997 and 1996


                                 Limited          General
                                 Partners         Partner          Total
                              -------------     ----------     ------------

Balance, Dec. 31, 1995         $5,293,527       ($20,601)       $5,272,926
   Net income                     454,230         55,352           509,582
   Cash distributions         (   966,000)      ( 89,066)      ( 1,055,066)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $4,781,757       ($54,315)       $4,727,442
   Net income                      23,531         62,184            85,715
   Cash distributions         ( 1,553,000)      ( 64,633)      ( 1,617,633)
                                ---------         ------         ---------

Balance, Dec. 31, 1997         $3,252,288       ($56,764)       $3,195,524
   Net income (loss)          (   698,000)        25,063       (   672,937)
   Cash distributions         (   814,000)      ( 33,151)      (   847,151)
                                ---------         ------         ---------

Balance, Dec. 31, 1998         $1,740,288       ($64,852)       $1,675,436
                                =========         ======         =========

                    The accompanying notes are an integral
                      part of these financial statements






                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                              1998             1997            1996
                                          ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                       ($672,937)       $   85,715      $  509,582
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests                      681,828           414,983         758,944
   Impairment provision                      798,075         1,052,542            -
   Gain on sale of
      Net Profits Interests                ( 102,195)      (   124,010)    (    75,987)
   (Increase) decrease in
      accounts receivable                  (  59,613)           31,213          48,645
                                             -------         ---------       ---------
   Net cash provided by
      operating activities                  $645,158        $1,460,443      $1,241,184
                                             -------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                    ($118,875)      ($  147,601)    ($  138,834)
   Proceeds from sale of
      Net Profits Interests                  119,285           199,176         232,460
                                             -------         ---------       ---------
   Net cash provided by
      investing activities                  $    410        $   51,575      $   93,626
                                             -------         ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                      ($847,151)      ($1,617,633)    ($1,055,066)
                                             -------         ---------       ---------
   Net cash used by
      financing activities                 ($847,151)      ($1,617,633)    ($1,055,066)
                                             -------         ---------       ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS              ($201,583)      ($  105,615)     $  279,744

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       382,448           488,063         208,319
                                             -------         ---------       ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $180,865        $  382,448      $  488,063
                                             =======         =========       =========

                          The accompanying notes are an integral
                            part of these financial statements


                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 1998, 1997 and 1996


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

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800 respectively. The Partnerships will terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the

General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership.

      An affiliate of the General Partner owned 16,158 (8.6%) and 18,920 (16.3%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 1998.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends. In 1998, the price of oil decreased to historically low levels. If the price of oil remains low, or if it decreases further, there may be a significant impact on the Partnerships' near-term results of operations and cash flows.


      Allocation of Costs and Revenues

      Each Partnership Agreement allocates costs and income between the Limited Partners and General Partner as follows:

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 1998, 1997, and 1996 were as follows:

            Partnership         1998      1997        1996
            -----------         -----     -----       -----

                P-7             $7.13     $3.50       $4.20
                P-8              5.72      2.83        4.64


      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1998, 1997, and 1996, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership         1998           1997           1996
            -----------       ----------     --------       --------
                 P-7          $1,664,601     $686,260       $   -
                 P-8             798,075      650,465           -


The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' Net Profits Interests in unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the Partnerships' level of permissible indirect drilling activity through their Affiliated Programs. As a result, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' Net Profits Interests in unproved properties:

                  Partnership         Amount
                  -----------       ----------
                    P-7             $  788,563
                    P-8                402,077


      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (accounts payable)- Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf.

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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1998, 1997, and 1996:

            Partnership         1998           1997           1996
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 1998, 1997, and 1996:


   Partnership              Purchaser                    Percentage
   -----------       ----------------------           -------------------
                                                      1998     1997     1996
                                                      -----    -----    -----

       P-7           National Cooperative
                       Refinery Association
                       ("NCRA")                       23.3%    27.1%    27.4%
                     Scurlock Permian Corp.
                       ("Scurlock")                   14.4%    15.8%    13.6%
                     El Paso Energy Marketing
                        Company ("El Paso")             -        - %    12.3%

       P-8           NCRA                             22.2%    25.8%    26.3%
                     El Paso                          13.0%      - %    12.5%
                     Scurlock                         11.8%    12.8%    11.4%


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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 1998 and 1997 were as follows:

                                P-7 Partnership
                                ---------------

                                                1998              1997
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $14,492,319       $14,721,121

Accumulated depletion and
   valuation allowance                      ( 12,108,468)     (  9,530,744)
                                              ----------        ----------
   Net Profits Interests, net                $ 2,383,851       $ 5,190,377
                                              ==========        ==========


                                P-8 Partnership
                                ---------------

                                                1998              1997
                                            ------------      ------------

Net Profits Interests in proved
   oil and gas properties                    $8,685,918        $8,855,139

Accumulated depletion and
   valuation allowance                      ( 7,307,979)      ( 6,099,082)
                                              ---------         ---------

   Net Profits Interests, net                $1,377,939        $2,756,057
                                              =========         =========


      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1998, 1997, and 1996. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.


   Partnership                        1998           1997           1996
   ------------                     --------       --------       --------

       P-7                          $202,852       $258,702       $254,128
       P-8                           118,875        147,601        138,834



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






                                                    P-7 Partnership                        P-8 Partnership
                                                -----------------------------          -----------------------------
                                                   Crude            Natural              Crude            Natural
                                                    Oil               Gas                 Oil               Gas
                                                 (Barrels)           (Mcf)             (Barrels)           (Mcf)
                                                -----------       -----------          ---------        ------------

Proved reserves, December 31, 1995               1,210,363         6,828,961            696,974          4,249,963
   Production                                   (  138,204)       (  702,019)          ( 80,477)        (  499,493)
   Sales of minerals in place                   (   40,408)       (   96,649)          ( 20,978)        (   54,473)
   Extensions and discoveries                       72,711            66,390             39,026             46,308
   Revisions of previous
      estimates                                     61,094        (2,227,387)            35,363         (1,204,343)
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 1996               1,165,556         3,869,296            669,908          2,537,962
   Production                                   (  120,178)       (  641,756)          ( 71,117)        (  451,812)
   Sales of minerals in place                   (   52,311)       (  144,752)          ( 28,285)        (   83,048)
   Extensions and discoveries                        3,560             8,251              2,248             13,492
   Revisions of previous
      estimates                                      3,846           246,436           (  1,277)           177,504
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 1997               1,000,473         3,337,475            571,477          2,194,098
   Production                                   (   98,774)       (  511,563)          ( 58,417)        (  364,998)
   Sales of minerals in place                   (      427)       (   90,022)          (    498)        (   55,433)
   Extensions and discoveries                       15,177           432,900              9,644            257,165
   Revisions of previous
      estimates                                 (  392,952)          550,527           (223,511)           599,114
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 1998                 523,497         3,719,317            298,695          2,629,946
                                                 =========         =========            =======          =========
PROVED DEVELOPED RESERVES:
   December 31, 1996                             1,165,556         3,869,296            669,889          2,537,755
                                                 =========         =========            =======          =========
   December 31, 1997                             1,000,473         3,337,475            571,458          2,193,891
                                                 =========         =========            =======          =========
   December 31, 1998                               523,497         3,719,317            298,676          2,629,739
                                                 =========         =========            =======          =========


      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following summary sets forth the estimated future net cash flows as of December 31, 1998 relating to the proved reserves attributable to the Partnerships' Net Profits Interest based on the standardized measure as prescribed in SFAS No. 69:

                                    P-7 Partnership         P-8 Partnership
                                    ---------------         ---------------
Future cash inflows                   $12,825,053             $ 8,437,465
Future production and
   development costs                 (  6,198,826)           (  3,842,928)
                                       ----------              ----------

      Future net cash flows           $ 6,626,227             $ 4,594,537

10% discount to reflect
   timing of cash flows              (  2,911,540)           (  1,975,869)
                                       ----------              ----------

Standardized measure of
   discounted future
   net cash flows                     $ 3,714,687             $ 2,618,668
                                       ==========              ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1998 using oil and gas prices of approximately $9.50 per barrel and $2.03 per Mcf, respectively.

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

4.2 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.3 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed as Exhibit 4.2 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.4 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

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

*23.1 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1998 and for the year ended December 31, 1998.


            All other Exhibits are omitted as inapplicable.

            -----------------
            * Filed herewith.