Form 10-Q
period 1999-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1999-05-11
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999


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
                                   (Unaudited)


                                     ASSETS


                                                March 31,      December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   40,306       $  222,925
   Accounts receivable:
      Net Profits                                 316,978          270,901
                                               ----------       ----------
        Total current assets                   $  357,284       $  493,826

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,284,251        2,383,851
                                               ----------       ----------
                                               $2,641,535       $2,877,677
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  128,121)     ($  129,429)
   Limited Partners, issued and
      outstanding, 188,702 units                2,769,656        3,007,106
                                               ----------       ----------
        Total Partners' capital                $2,641,535       $2,877,677
                                               ----------       ----------
                                               $2,641,535       $2,877,677
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $161,616          $275,772
   Interest income                                 1,150             4,422
   Gain on sale of Net Profits
      Interests                                        -           109,265
                                                --------          --------
                                                $162,766          $389,459

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $111,028          $170,489
   General and administrative
      (Note 2)                                    66,545            65,135
                                                --------          --------
                                                $177,573          $235,624
                                                --------          --------

NET INCOME (LOSS)                              ($ 14,807)         $153,835
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,643          $ 14,290
                                                ========          ========
LIMITED PARTNERS - NET
   INCOME (LOSS)                               ($ 18,450)         $139,545
                                                ========          ========
NET INCOME (LOSS) per unit                     ($    .10)         $    .74
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         ($ 14,807)         $153,835
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                              111,028           170,489
      Gain on sale of Net Profits
        Interests                                    -         ( 109,265)
      Increase in accounts receivable -
        Net Profits                          (  46,077)                -
      Increase in accounts receivable -
        General Partner                              -         ( 141,793)
      Increase in accounts payable -
        Net Profits                                  -            27,585
                                              --------          --------
Net cash provided by operating
   activities                                 $ 50,144          $100,851
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 11,428)        ($ 77,942)
   Proceeds from sale of Net Profits
      Interests                                      -           141,793
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 11,428)         $ 63,851
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($221,335)        ($527,132)
                                              --------          --------
Net cash used by financing activities        ($221,335)        ($527,132)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($182,619)        ($362,430)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         222,925           517,144
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $ 40,306          $154,714
                                              ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                March 31,       December 31,
                                                  1999             1998
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   93,711        $  180,865
   Accounts receivable:
      Net Profits                                 139,605           116,632
                                               ----------        ----------
        Total current assets                   $  233,316        $  297,497

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,321,690         1,377,939
                                               ----------        ----------
                                               $1,555,006        $1,675,436
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   64,266)      ($   64,852)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,619,272         1,740,288
                                               ----------        ----------
        Total Partners' capital                $1,555,006        $1,675,436
                                               ----------        ----------
                                               $1,555,006        $1,675,436
                                               ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                              ----------         ---------

REVENUES:
   Net Profits                                  $114,921          $191,821
   Interest income                                 1,258             3,563
   Gain on sale of Net Profits
      Interests                                        -            60,795
                                                --------          --------
                                                $116,179          $256,179

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 62,108          $ 90,781
   General and administrative
      (Note 2)                                    41,013            40,101
                                                --------          --------
                                                $103,121          $130,882
                                                --------          --------

NET INCOME                                      $ 13,058          $125,297
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,074          $  9,718
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $  9,984          $115,579
                                                ========          ========
NET INCOME per unit                             $    .09          $    .99
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 13,058        $125,297
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 62,108          90,781
      Gain on sale of Net Profits
        Interests                                      -       (  60,795)
      Decrease (increase) in accounts
        receivable - Net Profits               (  22,973)         25,713
      Increase in accounts receivable -
        General Partner                                -       (  76,024)
                                                --------        --------
Net cash provided by operating
   activities                                   $ 52,193        $104,972
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,859)      ($ 46,309)
   Proceeds from sale of Net Profits
      Interests                                        -          76,252
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($  5,859)       $ 29,943
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($133,488)      ($339,420)
                                                --------        ---------
Net cash used by financing activities          ($133,488)      ($339,420)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 87,154)      ($204,505)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           180,865         382,448
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 93,711        $177,943
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $16,886                  $49,659
               P-8                   10,443                   30,570

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 1999 capital expenditures indirectly incurred by the P-7 and P-8 Partnerships totaled $11,428 and $5,859, respectively. These expenditures resulted primarily from the Partnerships' indirect participation in (i) developmental drilling in the North Riley Unit located in Gaines County, Texas and the Bradley SE A Springer Unit located in Garvin County, Oklahoma and (ii) equipment purchased for a workover on the Oakes #1-14 Well located in Dewey County, Oklahoma. These drilling and workover activities were conducted in order to improve the recovery of reserves.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, as of the date of this Quarterly Report oil prices have rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $161,616         $275,772
      Barrels produced                              27,300           24,263
      Mcf produced                                 123,343          139,361
      Average price/Bbl                           $  10.91         $  14.44
      Average price/Mcf                           $   1.34         $   2.06

      As shown in the table above, Net Profits decreased $114,156 (41.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $96,000 and $88,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $33,000 was related to a decrease in the volumes of gas sold. These decreases were partially offset by an increase of approximately $43,000 related to an increase in volumes of oil sold and an increase of approximately $60,000 related to decreases in production expenses incurred by the owners of the Working Interests.

      Volumes of oil sold increased 3,037 barrels, while volumes of gas sold decreased 16,018 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1999. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998 and (ii) the P-7 Partnership's receipt of a reduced percentage of sales during the three months ended March 31, 1999 on one well due to its overproduced gas balancing position in that well. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several wells during the three months ended March 31, 1998, and (iii) the sale of one significant well during 1998, which decreases were partially offset by workover expenses incurred on another significant well during the three months ended March 31, 1999. Average oil and gas prices decreased to $10.91 per barrel and $1.34 per Mcf, respectively, for the three months ended March 31, 1999 from $14.44 per barrel and $2.06 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests decreased $59,461 (34.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 68.7% for the three months ended March 31, 1999 from 61.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold, which decrease was partially offset by the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,410 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 41.2% for the three months ended March 31, 1999 from 23.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $11,064,916  or  58.64%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $114,921         $191,821
      Barrels produced                              16,241           14,701
      Mcf produced                                  89,813          103,586
      Average price/Bbl                           $  10.93         $  14.33
      Average price/Mcf                           $   1.39         $   2.01

      As shown in the table above, Net Profits decreased $76,900 (40.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $55,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $28,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $22,000 related to an increase in volumes of oil sold and an increase of approximately $39,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 1,540 barrels, while volumes of gas sold decreased 13,773 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on one significant well during the three months ended March 31, 1999. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998, (ii) the P-8 Partnership's receipt of a reduced percentage of sales during the three months ended March 31, 1999 on one well due to its overproduced gas balancing position in that well, and (iii) the shutting-in of another significant well during the three months ended March 31, 1999 by the operator in order to perform a workover to improve the recovery of reserves. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several wells during the three months ended March 31, 1998, and (iii) the sale of one significant well during 1998, which decreases were partially offset by workover expenses incurred on another significant well during the three months ended March 31, 1999. Average oil and gas prices decreased to $10.93 per barrel and $1.39 per Mcf, respectively, for the three months ended March 31, 1999 from $14.33 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests decreased $28,673 (31.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 54.0% for the three months ended March 31, 1999 from 47.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold, which decrease was partially offset by the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $912 (2.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 35.7% for the three months ended March 31, 1999 from 20.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $6,893,583  or  59.34%  of  the  Limited   Partners'   capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


      FINANCIAL AND ADMINISTRATIVE SYSTEMS

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk Assessment. The failure to identify and correct a material Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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


      THIRD PARTY EXPOSURES

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 1999:

                  Date of Event:                  January 29, 1999
                  Date filed with the SEC:        January 29, 1999
                  Items Included:                 Item 5.  Other Events
                                                  Item 7.  Exhibits

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                       INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                       INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 11, 1999                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 11, 1999                 By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.