Form 10-Q
period 1999-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1999-08-12
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999


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
                                   (Unaudited)


                                     ASSETS


                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  157,272       $  222,925
   Accounts receivable:
      Net Profits                                 432,170          270,901
                                               ----------       ----------
        Total current assets                   $  589,442       $  493,826

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,195,494        2,383,851
                                               ----------       ----------
                                               $2,784,936       $2,877,677
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  123,249)     ($  129,429)
   Limited Partners, issued and
      outstanding, 188,702 units                2,908,185        3,007,106
                                               ----------       ----------
        Total Partners' capital                $2,784,936       $2,877,677
                                               ----------       ----------
                                               $2,784,936       $2,877,677
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $341,847          $247,408
   Interest income                                   620             2,535
   Gain on sale of Net Profits
      Interests                                    1,263            29,117
                                                --------          --------
                                                $343,730          $279,060

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $101,148          $161,159
   General and administrative
      (Note 2)                                    53,588            52,275
                                                --------          --------
                                                $154,736          $213,434
                                                --------          --------

NET INCOME                                      $188,994          $ 65,626
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,465          $  9,601
                                                ========          ========
LIMITED PARTNERS - NET
   INCOME                                       $175,529          $ 56,025
                                                ========          ========
NET INCOME per unit                             $    .93          $    .30
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $503,463          $523,180
   Interest income                                 1,770             6,957
   Gain on sale of Net Profits
      Interests                                    1,263           138,382
                                                --------          --------
                                                $506,496          $668,519

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $212,176          $331,648
   General and administrative
      (Note 2)                                   120,133           117,410
                                                --------          --------
                                                $332,309          $449,058
                                                --------          --------

NET INCOME                                      $174,187          $219,461
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 17,108          $ 23,891
                                                ========          ========
LIMITED PARTNERS - NET
   INCOME                                       $157,079          $195,570
                                                ========          ========
NET INCOME per unit                             $    .83          $   1.04
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $174,187          $219,461
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                              212,176           331,648
      Gain on sale of Net Profits
        Interests                            (   1,263)        ( 138,382)
      Increase in accounts receivable -
        Net Profits                          ( 161,269)                -
      Increase in accounts payable -
        Net Profits                                  -            61,601
                                              --------          --------
Net cash provided by operating
   activities                                 $223,831          $474,328
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 23,819)        ($133,716)
   Proceeds from sale of Net Profits
      Interests                                  1,263           171,657
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 22,556)         $ 37,941
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($266,928)        ($835,614)
                                              --------          --------
Net cash used by financing activities        ($266,928)        ($835,614)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 65,653)        ($323,345)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         222,925           517,144
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $157,272          $193,799
                                              ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  1999             1998
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  155,397        $  180,865
   Accounts receivable:
      Net Profits                                 222,597           116,632
                                               ----------        ----------
        Total current assets                   $  377,994        $  297,497

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,277,249         1,377,939
                                               ----------        ----------
                                               $1,655,243        $1,675,436
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   60,560)      ($   64,852)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,715,803         1,740,288
                                               ----------        ----------
        Total Partners' capital                $1,655,243        $1,675,436
                                               ----------        ----------
                                               $1,655,243        $1,675,436
                                               ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $240,729          $178,480
   Interest income                                   999             2,332
   Gain on sale of Net Profits
      Interests                                      678            35,928
                                                --------          --------
                                                $242,406          $216,740

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 59,013          $ 82,629
   General and administrative
      (Note 2)                                    33,033            32,181
                                                --------          --------
                                                $ 92,046          $114,810
                                                --------          --------

NET INCOME                                      $150,360          $101,930
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,829          $  8,285
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $140,531          $ 93,645
                                                ========          ========
NET INCOME per unit                             $   1.21          $    .81
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $355,650          $370,301
   Interest income                                 2,257             5,895
   Gain on sale of Net Profits
      Interests                                      678            96,723
                                                --------          --------
                                                $358,585          $472,919

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $121,121          $173,410
   General and administrative
      (Note 2)                                    74,046            72,282
                                                --------          --------
                                                $195,167          $245,692
                                                --------          --------

NET INCOME                                      $163,418          $227,227
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,903          $ 18,003
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $150,515          $209,224
                                                ========          ========
NET INCOME per unit                             $   1.30          $   1.80
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $163,418        $227,227
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                121,121         173,410
      Gain on sale of Net Profits
        Interests                              (     678)      (  96,723)
      (Increase) decrease in accounts
        receivable - Net Profits               ( 105,965)         37,822
                                                --------        --------
Net cash provided by operating
   activities                                   $177,896        $341,736
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 20,431)      ($ 75,691)
   Proceeds from sale of Net Profits
      Interests                                      678         114,127
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 19,753)       $ 38,436
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($183,611)      ($552,742)
                                                --------        ---------
Net cash used by financing activities          ($183,611)      ($552,742)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 25,468)      ($172,570)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           180,865         382,448
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $155,397        $209,878
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $3,929                  $49,659
               P-8                    2,463                   30,570


      During the six months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $20,815                  $99,318
               P-8                   12,906                   61,140

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the six months ended June 30, 1999 capital expenditures indirectly incurred by the P-7 and P-8 Partnerships totaled $23,819 and $20,431, respectively. These expenditures resulted primarily from the Partnerships' indirect participation in (i) developmental drilling in the North Riley Unit located in Gaines County, Texas and the Bradley SE A Springer Unit located in Garvin County, Oklahoma, (ii) the successful recompletion of the Unit 30-11 #1 well located in Jefferson Davis County, Mississippi, and
      (iii) down-hole equipment purchased in connection with a workover on the Oakes #1-14 well located in Dewey County, Oklahoma. These activities were conducted in order to improve the recovery of reserves.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $341,847         $247,408
      Barrels produced                              24,380           24,740
      Mcf produced                                 115,306          120,909
      Average price/Bbl                           $  15.25         $  12.73
      Average price/Mcf                           $   1.98         $   1.83

      As shown in the table above, total Net Profits increased $94,439 (38.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $62,000 and $17,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $30,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by a decrease of approximately $10,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased

      360 barrels and 5,603 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 1998 and (ii) repair and maintenance expenses incurred on one significant well during the three months ended June 30, 1998. Average oil and gas prices increased to $15.25 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1999 from $12.73 per barrel and $1.83 per Mcf, respectively, for the three months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $60,011 (37.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 29.6% for the three months ended June 30, 1999 from 65.1% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,313 (2.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 15.7% for the three months ended June 30, 1999 from 21.1% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $503,463         $523,180
      Barrels produced                              51,680           49,003
      Mcf produced                                 238,649          260,270
      Average price/Bbl                           $  12.96         $  13.57
      Average price/Mcf                           $   1.65         $   1.95

      As shown in the table above, total Net Profits decreased $19,717 (3.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $32,000 and $72,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $42,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $36,000 related to an increase in volumes of oil sold and an increase of approximately $90,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 2,677 barrels, while volumes of gas sold decreased 21,621 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in production expenses was primarily due to (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several wells during the six months ended June 30, 1998, and (iii) the sale of one significant well during 1998, which decreases were partially offset by workover expenses incurred on another significant well during the six months ended June 30, 1999. Average oil and gas prices decreased to $12.96 per barrel and $1.65 per Mcf, respectively, for the six months ended June 30, 1999 from $13.57 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $119,472 (36.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 42.1% for the six months ended June 30, 1999 from 63.4% for the six months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,723 (2.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 23.9% for the six months ended June 30, 1999 from 22.4% for the six months ended June 30, 1998.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $11,101,916  or  58.83%  of  the  Limited   Partners'  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $240,729         $178,480
      Barrels produced                              14,563           14,625
      Mcf produced                                  90,554           86,819
      Average price/Bbl                           $  15.14         $  12.62
      Average price/Mcf                           $   2.02         $   1.88

      As shown in the table above, total Net Profits increased $62,249 (34.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $37,000 and $12,000, respectively, were related to increases in the average prices of oil and gas sold, approximately $7,000 was related to an increase in volumes of gas sold, and approximately $7,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 62 barrels, while volumes of gas sold increased 3,735 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil and gas prices increased to $15.14 per barrel and $2.02 per Mcf, respectively, for the three months ended June 30, 1999 from $12.62 per barrel and $1.88 per Mcf, respectively, for the three months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $23,616 (28.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 24.5% for the three months ended June 30, 1999 from 46.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $852 (2.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 13.7% for the three months ended June 30, 1999 from 18.0% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $355,650         $370,301
      Barrels produced                              30,804           29,326
      Mcf produced                                 180,367          190,405
      Average price/Bbl                           $  12.92         $  13.48
      Average price/Mcf                           $   1.70         $   1.95

      As shown in the table above, total Net Profits decreased $14,651 (4.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $17,000 and $45,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $20,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately $20,000 related to an increase in volumes of oil sold and approximately $47,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 1,478 barrels, while volumes of gas sold decreased 10,038 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in production expenses was primarily due to
      (i) a decrease in production taxes associated with the decrease in Net Profits and (ii) workover expenses incurred on several wells during the six months ended June 30, 1998, which decreases were partially offset by workover expenses incurred on another significant well during the six months ended June 30, 1999. Average oil and gas prices decreased to $12.92 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999 from $13.48 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $52,289 (30.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 34.1% for the six months ended June 30, 1999 from 46.8% for the six months ended June 30, 1998.

      This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,764 (2.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 20.8% for the six months ended June 30, 1999 from 19.5% for the six months ended June 30, 1998.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $6,937,583  or  59.72%  of  the  Limited   Partners'   capital
      contributions.


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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas:
      (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Partnerships. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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


                                 GEODYNE INSTITUTIONAL/PENSION ENERGY
                                   INCOME LIMITED PARTNERSHIP P-7
                                 GEODYNE INSTITUTIONAL/PENSION ENERGY
                                   INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 12, 1999        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 1999        By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.