Form 10-Q
period 1999-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 1999-11-10
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999


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
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  350,462       $  222,925
   Accounts receivable:
      Net Profits                                 509,422          270,901
                                               ----------       ----------
        Total current assets                   $  859,884       $  493,826

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,122,706        2,383,851
                                               ----------       ----------
                                               $2,982,590       $2,877,677
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  116,453)     ($  129,429)
   Limited Partners, issued and
      outstanding, 188,702 units                3,099,043        3,007,106
                                               ----------       ----------
        Total Partners' capital                $2,982,590       $2,877,677
                                               ----------       ----------
                                               $2,982,590       $2,877,677
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $534,506          $254,174
   Interest income                                 1,903             2,123
   Gain on sale of Net Profits
      Interests                                        -             7,359
                                                --------          --------
                                                $536,409          $263,656

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $116,389          $154,223
   General and administrative
      (Note 2)                                    52,211            53,954
                                                --------          --------
                                                $168,600          $208,177
                                                --------          --------

NET INCOME                                      $367,809          $ 55,479
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 22,951          $  8,837
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $344,858          $ 46,642
                                                ========          ========
NET INCOME per unit                             $   1.83          $    .24
                                                ========          ========
UNITS OUTSTANDING                                188,702           188,702
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                              ----------          --------

REVENUES:
   Net Profits                                $1,037,969          $777,354
   Interest income                                 3,673             9,080
   Gain on sale of Net Profits
      Interests                                    1,263           145,741
                                              ----------          --------
                                              $1,042,905          $932,175

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  328,565          $485,871
   General and administrative
      (Note 2)                                   172,344           171,364
                                              ----------          --------
                                              $  500,909          $657,235
                                              ----------          --------

NET INCOME                                    $  541,996          $274,940
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   40,059          $ 32,728
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  501,937          $242,212
                                              ==========          ========
NET INCOME per unit                           $     2.66          $   1.28
                                              ==========          ========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                1999                1998
                                              ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $541,996          $  274,940
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                              328,565             485,871
      Gain on sale of Net Profits
        Interests                            (   1,263)        (   145,741)
      Increase in accounts receivable -
        Net Profits                          ( 238,521)                  -
      Increase in accounts payable -
        Net Profits                                  -              92,836
                                              --------          ----------
Net cash provided by operating
   activities                                 $630,777          $  707,906
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 67,420)        ($  181,194)
   Proceeds from sale of Net Profits
      Interests                                  1,263             179,017
                                              --------          ----------
Net cash used by investing
   activities                                ($ 66,157)        ($    2,177)
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($437,083)        ($1,036,975)
                                              --------          ----------
Net cash used by financing activities        ($437,083)        ($1,036,975)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $127,537         ($  331,246)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         222,925             517,144
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $350,462          $  185,898
                                              ========          ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                              September 30,     December 31,
                                                  1999              1998
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  275,172        $  180,865
   Accounts receivable:
      Net Profits                                 269,747           116,632
                                               ----------        ----------
        Total current assets                   $  544,919        $  297,497

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,243,883         1,377,939
                                               ----------        ----------
                                               $1,788,802        $1,675,436
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   55,143)      ($   64,852)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,843,945         1,740,288
                                               ----------        ----------
        Total Partners' capital                $1,788,802        $1,675,436
                                               ----------        ----------
                                               $1,788,802        $1,675,436
                                               ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $342,490          $156,825
   Interest income                                 1,843             1,965
   Gain on sale of Net Profits
      Interests                                        -             4,042
                                                --------          --------
                                                $344,333          $162,832

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 64,170          $ 79,140
   General and administrative
      (Note 2)                                    32,146            33,223
                                                --------          --------
                                                $ 96,316          $112,363
                                                --------          --------

NET INCOME                                      $248,017          $ 50,469
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 14,875          $  5,591
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $233,142          $ 44,878
                                                ========          ========
NET INCOME per unit                             $   2.00          $    .39
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $698,140          $527,126
   Interest income                                 4,100             7,860
   Gain on sale of Net Profits
      Interests                                      678           100,765
                                                --------          --------
                                                $702,918          $635,751

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $185,291          $252,550
   General and administrative
      (Note 2)                                   106,192           105,505
                                                --------          --------
                                                $291,483          $358,055
                                                --------          --------

NET INCOME                                      $411,435          $277,696
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 27,778          $ 23,594
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $383,657          $254,102
                                                ========          ========
NET INCOME per unit                             $   3.30          $   2.19
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $411,435        $277,696
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                185,291         252,550
      Gain on sale of Net Profits
        Interests                              (     678)      ( 100,765)
      (Increase) decrease in accounts
        receivable - Net Profits               ( 153,115)         57,019
      Increase in accounts payable -
        Net Profits                                    -           8,514
                                                --------        --------
Net cash provided by operating
   activities                                   $442,933        $495,014
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 51,235)      ($104,457)
   Proceeds from sale of Net Profits
      Interests                                      678         118,169
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 50,557)       $ 13,712
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($298,069)      ($718,183)
                                                --------        ---------
Net cash used by financing activities          ($298,069)      ($718,183)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 94,307       ($209,457)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           180,865         382,448
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $275,172        $172,991
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $2,552                  $49,659
               P-8                    1,576                   30,570


      During the nine months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $23,367                 $148,977
               P-8                   14,482                   91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the nine months ended September 30, 1999 capital expenditures indirectly incurred by the P-7 and P-8 Partnerships totaled $67,420 and $51,235, respectively. These expenditures resulted primarily from the Partnerships' indirect participation in developmental drilling in the North Riley Unit located in Gaines County, Texas and the Bradley SE A Springer Unit located in Garvin County, Oklahoma. These activities were conducted in order to improve the recovery of reserves.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $534,506         $254,174
      Barrels produced                              28,999           22,089
      Mcf produced                                 127,013          125,220
      Average price/Bbl                           $  17.45         $  12.00
      Average price/Mcf                           $   2.22         $   1.56

      As shown in the table above, total Net Profits increased $280,332 (110.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $158,000 and $84,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $83,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $48,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold increased 6,910 barrels and

      1,793 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1998 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $17.45 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999 from $12.00 per barrel and $1.56 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $37,834 (24.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 21.8% for the three months ended September 30, 1999 from 60.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,743 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 9.8% for the three months ended September 30, 1999 from 21.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999              1998
                                                ----------         --------
      Net Profits                               $1,037,969         $777,354
      Barrels produced                              80,679           71,092
      Mcf produced                                 365,662          385,490
      Average price/Bbl                         $    14.57         $  13.09
      Average price/Mcf                         $     1.85         $   1.82

      As shown in the table above, total Net Profits increased $260,615 (33.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30,

      1998. Of this increase, approximately $125,000 was related to an increase in volumes of oil sold, approximately $120,000 was related to an increase in the average price of oil sold, and approximately $43,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by a decrease of approximately $36,000 related to an decrease in volumes of gas sold. Volumes of oil sold increased 9,587 barrels, while volumes of gas sold decreased 19,828 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves, which decreases were partially offset by workover expenses incurred on another significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. Average oil and gas prices increased to $14.57 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.09 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-7 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1999 and recognized a $1,263 gain on such sales. Sales of Net Profits Interests during the nine months ended September 30, 1998 resulted in the P-7 Partnership recognizing similar gains totaling $145,741.

      Depletion of Net Profits Interests decreased $157,306 (32.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 31.7% for the nine months ended September 30, 1999 from 62.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 16.6% for the nine months ended September 30, 1999 from 22.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 1999 were $11,255,916 or 59.65% of the Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $342,490         $156,825
      Barrels produced                              16,963           13,118
      Mcf produced                                  91,695           88,489
      Average price/Bbl                           $  17.57         $  11.97
      Average price/Mcf                           $   2.20         $   1.52

      As shown in the table above, total Net Profits increased $185,665 (118.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $95,000 and $62,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $46,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $23,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold increased 3,845 barrels and 3,206 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1998 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $17.57 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1999 from $11.97 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $14,970 (18.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 18.7% for the three months ended September 30, 1999 from 50.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,077 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 9.4% for the three months ended September 30, 1999 from 21.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $698,140         $527,126
      Barrels produced                              47,767           42,444
      Mcf produced                                 272,062          278,894
      Average price/Bbl                           $  14.57         $  13.01
      Average price/Mcf                           $   1.87         $   1.81

      As shown in the table above, total Net Profits increased $171,014 (32.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $74,000 was related to an increase in the average price of oil sold, approximately $69,000 was related to an increase in volumes of oil sold, and approximately $24,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 5,323 barrels, while volumes of gas sold decreased 6,832 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves, which decreases were partially offset by workover expenses incurred on another significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. Average oil and gas prices increased to $14.57 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.01 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-8 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1999 and recognized a $678 gain on such sales. Sales of Net Profits Interests during the nine months ended September 30, 1998 resulted in the P-8 Partnership recognizing similar gains totaling $100,765.

      Depletion of Net Profits Interests decreased $67,259 (26.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 26.5% for the nine months ended September 30, 1999 from 47.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 15.2% for the nine months ended September 30, 1999 from 20.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1999 were $7,042,583 or 60.62% of the Limited Partners' capital contributions.

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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Partnerships.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 10, 1999            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 10, 1999            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.