Form 10-K405
period 1999-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2000-02-22
CIK 888240, 888239

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                            FORM 10-K405
                          TABLE OF CONTENTS


PART I............................................................4
      ITEM 1.   BUSINESS..........................................4
      ITEM 2.   PROPERTIES........................................9
      ITEM 3.   LEGAL PROCEEDINGS................................14
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED
                PARTNERS.........................................14

PART II..........................................................14
      ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER
                MATTERS..........................................14
      ITEM 6.   SELECTED FINANCIAL DATA  ........................17
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS....20
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK............................... 30
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......30
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...........30

PART III.........................................................30
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                GENERAL PARTNER .................................30
      ITEM 11.  EXECUTIVE COMPENSATION...........................32
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT...................................35
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...36

PART IV..........................................................38
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K..............................38

SIGNATURES.......................................................41

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999 Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased to approximately $2.24 per Mcf at December 31, 1999 from approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased to approximately $22.75 per barrel at December 31, 1999 from approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1999:

      Partnership           Customer               Percentage
      -----------    ----------------------        ----------

          P-7        National Cooperative
                       Refinery Association
                       ("NCRA")                       23.65%
                     Scurlock Permian Corp.
                       ("Scurlock")                   14.67%
                     Hunt Oil Company                 10.30%


          P-8        NCRA                             22.34%
                     Scurlock                         11.79%
                     El Paso Energy
                      Marketing Company               10.78%


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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1999.

                               Number of Wells(1)
                           ------------------------
                P/ship     Total       Oil      Gas
                ------     -----      -----     ---
                  P-7      1,558      1,266     292
                  P-8      1,748      1,356     392

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      The Partnerships did not participate in any drilling activities during 1999.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                               Net Production Data
                                 P-7 Partnership
                                 ---------------

                                     Year ended December 31,
                             --------------------------------------
                                1999          1998          1997
                             ----------    ----------    ----------
   Production:
      Oil (Bbls)                100,309        98,774       120,178
      Gas (Mcf)                 490,044       511,563       641,756
   Oil and gas sales(1):
      Oil                    $1,649,200    $1,248,689    $2,324,633
      Gas                       958,363       929,598     1,402,005
                              ---------     ---------     ---------
        Total                $2,607,563    $2,178,287    $3,726,638
                              =========     =========     =========
   Average sales price:
      Per barrel of oil          $16.44        $12.64        $19.34
      Per Mcf of gas               1.96          1.82          2.18

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,185,636, $730,501, and $1,655,228, respectively, of production expenses incurred by the Affiliated Programs.

                         Net Production Data
                           P-8 Partnership
                           ---------------

                                    Year ended December 31,
                            --------------------------------------
                                1999          1998          1997
                             ----------    ----------    ----------
   Production:
      Oil (Bbls)                 59,557        58,417        71,117
      Gas (Mcf)                 367,289       364,998       451,812
   Oil and gas sales(1):
      Oil                    $  978,274    $  734,314    $1,370,094
      Gas                       706,555       661,625     1,009,409
                              ---------     ---------     ---------
        Total                $1,684,829    $1,395,939    $2,379,503
                              =========     =========     =========
   Average sales price:
      Per barrel of oil          $16.43        $12.57        $19.27
      Per Mcf of gas               1.92          1.81          2.23

-------------------
(1) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the offset of $684,172, $564,328, and $826,922, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The relatively high oil prices at December 31, 1999 have caused the estimates of remaining economically recoverable oil reserves, as well as the value placed on such reserves, to be higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these high oil prices would result in a corresponding reduction in the estimate of remaining oil reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1999 will actually be realized for such production.

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


                         Proved Reserves and
                          Net Present Values
                        From Proved Reserves
                     As of December 31, 1999(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                        3,638,629
      Oil and liquids (Bbls)                             889,526

   Net present value (discounted at 10% per annum)    $8,524,334

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                        2,616,775
      Oil and liquids (Bbls)                             511,782

   Net present value (discounted at 10% per annum)    $5,502,237

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


             Significant Properties as of December 31, 1999
             ----------------------------------------------

                          Wells
                        Operated by
                        Affiliates        Oil          Gas
              Total     ----------      Reserves     Reserves    Present
Basin         Wells     Number  %        (Bbl)        (Mcf)       Value
-----------   -----     ------ ---      -------    -----------  ----------

P-7 P/ship:
  Permian     1,379        5    -       807,200     1,660,695   $6,343,810
  Anadarko       26       15   58%       37,809     1,496,551    1,463,628


P-8 P/ship:
  Permian     1,822        5    -       465,262     1,041,517   $3,759,129
  Anadarko       34       18   53%       20,256     1,022,513    1,020,665
  Mid-Gulf        8        -    -         3,289       537,632      533,717
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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 1999.


                                    PART II.

ITEM 5.    MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2000, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                          Number of        Number of
           Partnership      Units       Limited Partners
           -----------    ---------     ----------------

               P-7         188,702            1,150
               P-8         116,168            1,018

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


                       Repurchase Offer Prices
                       -----------------------
                  1998                      1999              2000
         ----------------------    ----------------------     ----
         1st    2nd   3rd   4th    1st    2nd   3rd   4th     1st
P/ship   Qtr.   Qtr.  Qtr.  Qtr.   Qtr.   Qtr.  Qtr.  Qtr.    Qtr.
------   ----   ----  ----  ----   ----   ----  ----  ----    ----

 P-7     $25    $30   $29   $28    $27    $27   $22   $20     $18
 P-8      25     30    28    27     26     26    24    22      20


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties since 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1998 and 1999 and the first quarter of 2000:

                         Cash Distributions
                         ------------------

                                1998
               -------------------------------------
                1st        2nd        3rd     4th
   P/ship       Qtr.(1)    Qtr.(1)    Qtr.    Qtr.
   ------      --------   --------   ------  ------
    P-7        $2.73      $1.53      $1.02   $0.98
    P-8         2.85       1.72       1.38    1.06

                                1999                        2000
               -------------------------------------        -----
                1st        2nd        3rd     4th            1st
   P/ship       Qtr.       Qtr.       Qtr.    Qtr.           Qtr
   ------      --------   --------   ------  ------         -----
    P-7        $1.16      $0.20      $0.82   $1.84          $1.87
    P-8         1.13       0.38       0.90    1.94           2.04


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



                                                       Selected Financial Data
                                                           P-7 Partnership
                                                           ---------------

                                  1999          1998          1997            1996           1995
                              ------------- ------------- -------------   -------------  -------------
   Net Profits                 $1,421,927    $1,447,786    $2,071,410      $2,189,073     $1,805,775

   Net Income (Loss):
      Limited Partners            872,450   ( 1,629,959)  (   291,307)      1,002,570    (   173,270)
      General Partner              57,235        38,966        79,104          97,048         62,313
      Total                       929,685   ( 1,590,993)  (   212,203)      1,099,618    (   110,957)

   Limited Partners' Net
      Income (Loss) per Unit         4.62   (      8.64)  (      1.54)           5.31    (       .92)

   Limited Partners' Cash
      Distributions per Unit         4.02          6.26         12.24            8.49           6.49

   Total Assets                 3,003,229     2,877,677     5,707,521       8,329,130      8,975,278

   Partners' Capital (Deficit)
      Limited Partners          3,122,556     3,007,106     5,820,065       8,421,372      9,020,802
      General Partner         (   119,327)  (   129,429)  (   119,241)    (    92,242)   (    45,524)

   Number of Units
      Outstanding                 188,702       188,702       188,702         188,702        188,702







                                                       Selected Financial Data
                                                           P-8 Partnership
                                                           ---------------

                                   1999           1998           1997           1996          1995
                               -------------  -------------  -------------  ------------- ------------
   Net Profits                  $1,000,657     $  831,611     $1,552,581     $1,322,349    $1,346,992

   Net Income (Loss):
      Limited Partners             665,123    (   698,000)        23,531        454,230   (    72,844)
      General Partner               41,556         25,063         62,184         55,352        48,233
      Total                        706,679    (   672,937)        85,715        509,582   (    24,611)

   Limited Partners' Net
      Income (Loss) per Unit          5.73    (      6.01)           .20           3.91   (       .63)

   Limited Partners' Cash
      Distributions per Unit          4.35           7.01          13.37           8.31          7.57

   Total Assets                  1,845,358      1,675,436      3,195,524      4,727,442     5,272,926

   Partners' Capital (Deficit)
      Limited Partners           1,900,411      1,740,288      3,252,288      4,781,757     5,293,527
      General Partner          (    55,053)   (    64,852)   (    56,764)   (    54,315)  (    20,601)

   Number of Units
      Outstanding                  116,168        116,168        116,168        116,168       116,168



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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased to approximately $2.24 per Mcf at December 31, 1999 from approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased to approximately $22.75 per barrel at December 31, 1999 from approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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

      Despite the general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

                           P-7 Partnership
                           ---------------

                Year Ended December 31, 1999 Compared
                   to Year Ended December 31, 1998
                -------------------------------------

      Total Net Profits decreased $25,859 (1.8%) in 1999 as compared to 1998. Of this decrease, approximately $39,000 was related to a decrease in volumes of gas sold and approximately $455,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by increases of approximately $19,000 related to an increase in volumes of oil sold and approximately $381,000 and $68,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 1,535 barrels, while volumes of gas sold decreased 21,519 Mcf in 1999 as compared to 1998. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during 1999, which amount was partially offset by normal declines in production. The increase in production expenses was primarily due to a negative prior period lease operating expense adjustment made by the operator on one significant well during 1998. Average oil and gas prices increased to $16.44 per barrel and $1.96 per Mcf, respectively, in 1999 from $12.64 per barrel and $1.82 per Mcf, respectively, in 1998.

      Depletion of Net Profits Interests decreased $1,034,267 (78.8%) in 1999 as compared to 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) several wells being substantially depleted during 1998 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 19.6% in 1999 from 90.6% in 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      The P-7 Partnership recognized a non-cash charge against earnings of $1,664,601 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine future cash flows from the P-7 Partnership's Net Profits Interests in proved oil and gas reserves at December 31, 1998. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses increased to 15.7% in 1999 from 15.3% in 1998.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $11,602,916 or 61.49% of the Limited Partners' capital contributions.



                Year Ended December 31, 1998 Compared
                   to Year Ended December 31, 1997
                -------------------------------------

      Total Net Profits decreased $623,624 (30.1%) in 1998 as compared to 1997. Of this decrease, approximately $414,000 and $284,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $662,000 and $188,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by a decrease of approximately $925,000 in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 21,404 barrels and 130,193 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on two significant wells during 1997. The decrease in volumes of gas sold resulted primarily from (i) the normal decline in production and (ii) the sale of several wells during 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during 1998 as compared to 1997, (ii) workover expenses incurred on two significant wells during 1997, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1998. Average oil and gas prices decreased to $12.64 per barrel and $1.82 per Mcf, respectively, in 1998 from $19.34 per barrel and $2.18 per Mcf, respectively, in 1997.

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



                           P-8 Partnership
                           ---------------

                Year Ended December 31, 1999 Compared
                   to Year Ended December 31, 1998
                -------------------------------------

      Total Net Profits increased $169,046 (20.3%) in 1999 as compared to 1998. Of this increase, approximately $230,000 and $41,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $120,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold increased 1,140 barrels and 2,291 Mcf, respectively, in 1999 as compared to 1998. The increase in production expenses was primarily due to a negative prior period lease operating expense adjustment made by the operator on one significant well during 1998. Average oil and gas prices increased to $16.43 per barrel and $1.92 per Mcf, respectively, in 1999 from $12.57 per barrel and $1.81 per Mcf, respectively, in 1998.

      The P-8 Partnership sold certain Net Profits Interests during 1999 and recognized a $678 gain on such sales. Sales of Net Profits Interests during 1998 resulted in the P-8 Partnership recognizing similar gains totaling $102,195.

      Depletion of Net Profits Interests decreased $517,299 (75.9%) in 1999 as compared to 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) several wells being substantially depleted during 1998 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 16.4% in 1999 from 82.0% in 1998. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      The P-8 Partnership recognized a non-cash charge against earnings of $798,075 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine future cash flows from the P-8 Partnership's Net Profits Interests in proved oil and gas reserves at December 31, 1998. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 13.7% in 1999 from 16.4% in 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $7,267,583 or 62.56% of the Limited Partners' capital contributions.




                Year Ended December 31, 1998 Compared
                   to Year Ended December 31, 1997
                -------------------------------------

      Total Net Profits decreased $720,970 (46.4%) in 1998 as compared to 1997. Of this decrease, approximately $245,000 and $194,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $391,000 and $154,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by a decrease of approximately $263,000 in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 12,700 barrels and 86,814 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchasers on two significant wells during 1997. The decrease in volumes of gas sold resulted primarily from (i) the curtailment of sales during 1998 on one significant well due to the P-8 Partnership's overproduced position in that well, (ii) the sale of several wells during 1998, and (iii) the normal decline in production. The decrease in production expenses resulted primarily from (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on several significant wells during 1997, (iii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iv) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1998. Average oil and gas prices decreased to $12.57 per barrel and $1.81 per Mcf, respectively, in 1998 from $19.27 per barrel and $2.23 per Mcf, respectively, in 1997.

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


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits Interest for the years ended December 31, 1999, 1998, and 1997.

                        1999 Compared to 1998
                        ---------------------

                 Equivalent Units            Average Proceeds
                  of Production            per Equivalent Unit
            --------------------------    ----------------------
P/ship       1999     1998    % Change    1999   1998   % Change
------      -------  -------  --------    ----- ------  --------

 P-7        181,983  184,035   ( 1%)      $7.81 $ 7.87   ( 1%)
 P-8        120,772  119,250     1%        8.29   6.97    19%


                        1998 Compared to 1997
                        ---------------------

                 Equivalent Units            Average Proceeds
                  of Production            per Equivalent Unit
            --------------------------    ----------------------
P/ship       1998     1997    % Change    1998   1997   % Change
------      -------  -------  --------    ----- ------  --------

 P-7        184,035  227,137   (19%)      $7.87 $ 9.12   (14%)
 P-8        119,250  146,419   (19%)       6.97  10.60   (34%)


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 1999 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 1999 would have remaining lives of approximately 8.9 and 8.6 years, respectively, for oil reserves and 7.4 and 7.1 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. In particular, the relatively high oil prices at December 31, 1999 have caused an increase in the estimates of remaining oil reserves which therefore have increased the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 1999, 1998, and 1997, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $147,771, $202,852, and $258,702, respectively. During 1999, 1998, and 1997, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $100,393, $118,875, and $147,601, respectively. These costs were indirectly incurred as a result of (i) drilling activities associated with a large unitized property and (ii) the successful recompletion of one well during each of 1999 and 1998 and two wells during 1997.

      The Partnerships sold certain Net Profits Interests during 1999, 1998, and 1997. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 1999, 1998, and 1997, such proceeds to the P-7 Partnership were $1,263, $181,197, and $311,726, respectively, while such proceeds to the P-8 Partnership were $678, $119,285, and $199,176, respectively. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Partnerships have not experienced any material effects from the year 2000 issue. Costs incurred by the Partnerships in order to ensure year 2000 compatibility were not material to the Partnerships.



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


          Name            Age      Position with Geodyne
      ----------------    ---     --------------------------------
      Dennis R. Neill      47     President and Director

      Judy K. Fox          48     Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1999, 1998, and 1997 is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

           Partnership      1999         1998         1997
           -----------    --------     --------     --------

               P-7        $198,636     $198,636     $198,636
               P-8        $122,280     $122,280     $122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1999, 1998, and 1997:



                                          Salary Reimbursements

                                             P-7 Partnership
                                             ---------------
                                                              Long Term Compensation
                                                          -------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal                 Salary    Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year      ($)      ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----    -------  -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)(2)      1997       -        -         -           -          -          -          -
                     1998       -        -         -           -          -          -          -
                     1999       -        -         -           -          -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $118,665    -         -           -          -          -          -
                     1998    $117,553    -         -           -          -          -          -
                     1999    $121,327    -         -           -          -          -          -

----------
(1)   The general and  administrative  expenses paid by the P-7  Partnership  and  attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director of Geodyne or its affiliates provides full-time services to the P-7 Partnership and no individual's salary or other compensation reimbursement from the P-7 Partnership equals or exceeds $100,000 per annum.





                                          Salary Reimbursements
                                             P-8 Partnership
                                             ---------------
                                                              Long Term Compensation
                                                          -------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal                 Salary    Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year      ($)      ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----    -------  -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)(2)      1997       -        -         -          -            -          -         -
                     1998       -        -         -          -            -          -         -
                     1999       -        -         -          -            -          -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $73,050     -         -          -            -          -         -
                     1998    $72,365     -         -          -            -          -         -
                     1999    $74,689     -         -          -            -          -         -

----------
(1)   The general and  administrative  expenses paid by the P-8  Partnership  and  attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director of Geodyne or its affiliates provides full-time services to the P-8 Partnership and no individual's salary or other compensation reimbursement from the P-8 Partnership equals or exceeds $100,000 per annum.



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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2000 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
             Beneficial Owner                    of Outstanding)
------------------------------------------     -------------------

P-7 Partnership:
---------------

   Samson Resources Company                    23,462    (12.4%)

   ATL, Inc.                                   54,896    (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)              23,462    (12.4%)

P-8 Partnership:
---------------

   Samson Resources Company                    23,500    (20.2%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)              23,500    (20.2%)


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

                                    PART IV.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)  Financial Statements, Financial Statement Schedules, and Exhibits:

           (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 are filed as part of this report:

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

           * 23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

           * 23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

           * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1999 and for the year ended December 31. 1999.

           * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1999 and for the year ended December 31. 1999.


                All other Exhibits are omitted as inapplicable.

                ----------

                *Filed herewith.

(b)   Reports on Form 8-K filed during the fourth quarter of
           1999:

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

                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                          INCOME LIMITED PARTNERSHIP P-7
                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                          INCOME LIMITED PARTNERSHIP P-8


                          By:  GEODYNE RESOURCES, INC.
                                 General Partner
                                 February 21, 2000


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

By:   /s/Dennis R. Neill   President and         February 21, 2000
      -------------------  Director (Principal
         Dennis R. Neill   Executive Officer)

      /s/Patrick M. Hall   (Principal            February 21, 2000
      -------------------  Financial and
         Patrick M. Hall   Accounting Officer)

      /s/Judy K. Fox       Secretary             February 21, 2000
      -------------------
         Judy K. Fox

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 15, 2000

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------

                                           1999          1998
                                       -----------   -----------

CURRENT ASSETS:
   Cash and cash equivalents            $  353,416    $  222,925
   Accounts receivable:
      Net Profits                          396,241       270,901
                                         ---------     ---------

        Total current assets            $  749,657    $  493,826

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method         2,253,572     2,383,851
                                         ---------     ---------

                                        $3,003,229    $2,877,677
                                         =========     =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  119,327)  ($  129,429)
   Limited Partners, issued and
      outstanding 188,702 Units          3,122,556     3,007,106
                                         ---------     ---------

      Total Partners' capital           $3,003,229    $2,877,677
                                         =========     =========






               The accompanying notes are an integral
                 part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997


                                        1999           1998          1997
                                    ------------   ------------  ------------

REVENUES:
   Net Profits                       $1,421,927     $1,447,786    $2,071,410
   Interest income                        7,425         11,228        20,672
   Gain on sale of
      Net Profits Interests               1,263        148,737       190,985
                                      ---------      ---------     ---------

                                     $1,430,615     $1,607,751    $2,283,067

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests              $  278,050     $1,312,317    $  793,864
   Impairment provision                    -         1,664,601     1,474,823
   General and administrative           222,880        221,826       226,583
                                      ---------      ---------     ---------

                                     $  500,930     $3,198,744    $2,495,270
                                      ---------      ---------     ---------

NET INCOME (LOSS)                    $  929,685    ($1,590,993)  ($  212,203)
                                      =========      =========     =========

GENERAL PARTNER - NET INCOME         $   57,235     $   38,966    $   79,104
                                      =========      =========     =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                             $  872,450    ($1,629,959)  ($  291,307)
                                      =========      =========     =========

NET INCOME (LOSS) per Unit           $     4.62    ($     8.64)  ($     1.54)
                                      =========      =========     =========

UNITS OUTSTANDING                       188,702        188,702       188,702
                                      =========      =========     =========




                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                             Limited        General
                             Partners       Partner      Total
                          -------------   ---------- -------------

Balance, Dec. 31, 1996     $ 8,421,372    ($ 92,242)  $ 8,329,130
   Net income (loss)      (    291,307)      79,104  (    212,203)
   Cash distributions     (  2,310,000)   ( 106,103) (  2,416,103)
                            ----------      -------    ----------

Balance, Dec. 31, 1997     $ 5,820,065    ($119,241)  $ 5,700,824
   Net income (loss)      (  1,629,959)      38,966  (  1,590,993)
   Cash distributions     (  1,183,000)   (  49,154) (  1,232,154)
                            ----------      -------    ----------

Balance, Dec. 31, 1998     $ 3,007,106    ($129,429)  $ 2,877,677
   Net income                  872,450       57,235       929,685
   Cash distributions     (    757,000)   (  47,133) (    804,133)
                            ----------      -------    ----------

Balance, Dec. 31, 1999    $ 3,122,556     ($119,327)  $ 3,003,229
                            ==========      =======    ==========










               The accompanying notes are an integral
                 part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                        1999           1998          1997
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $   929,685   ($1,590,993)  ($  212,203)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests                 278,050      1,312,317       793,864
   Impairment provision                    -         1,664,601     1,474,823
   Gain on sale of
      Net Profits Interests         (     1,263)   (   148,737)  (   190,985)
   (Increase) decrease in
      accounts receivable -
      Net Profits                   (   125,340)   (   270,901)      364,612
   Increase (decrease) in
      accounts payable -
      Net Profits                          -       (     6,697)        6,697
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $1,081,132     $  959,590    $2,236,808
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  147,771)   ($  202,852)  ($  258,702)
   Proceeds from sale of
      Net Profits Interests               1,263        181,197       311,726
                                      ---------      ---------     ---------
   Net cash provided (used) by
      investing activities          ($  146,508)   ($   21,655)   $   53,024
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($  804,133)   ($1,232,154)  ($2,416,103)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($  804,133)   ($1,232,154)  ($2,416,103)
                                      ---------      ---------     ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  130,491    ($  294,219)  ($  126,271)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  222,925        517,144       643,415
                                      ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $  353,416     $  222,925    $  517,144
                                      =========      =========     =========

                     The accompanying notes are an integral
                       part of these financial statements

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 15, 2000

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------

                                               1999          1998
                                           ------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents
   Accounts receivable:                     $  291,963     $  180,865
      Net Profits
                                               239,592        116,632
                                             ---------      ---------
        Total current assets
                                            $  531,555     $  297,497
NET PROFITS INTERESTS, net, utilizing
   the successful efforts method
                                             1,313,803      1,377,939
                                             ---------      ---------

                                            $1,845,358     $1,675,436
                                             =========      =========

                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   55,053)   ($   64,852)
   Limited Partners, issued and
      outstanding 116,168 Units              1,900,411      1,740,288
                                             ---------      ---------

      Total Partners' capital               $1,845,358     $1,675,436
                                             =========      =========







                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997


                                       1999          1998            1997
                                   ------------  ------------    ------------

REVENUES:
   Net Profits                      $1,000,657    $  831,611      $1,552,581
   Interest income                       7,179         9,731          16,056
   Gain on sale of
      Net Profits Interests                678       102,195         124,010
                                     ---------     ---------       ---------

                                    $1,008,514    $  943,537      $1,692,647

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  164,529    $  681,828      $  414,983
   Impairment provision                   -          798,075       1,052,542
   General and administrative          137,306       136,571         139,407
                                     ---------     ---------       ---------

                                    $  301,835    $1,616,474      $1,606,932
                                     ---------     ---------       ---------

NET INCOME (LOSS)                   $  706,679   ($  672,937)     $   85,715
                                     =========     =========       =========

GENERAL PARTNER - NET INCOME        $   41,556    $   25,063      $   62,184
                                     =========     =========       =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                            $  665,123   ($  698,000)     $   23,531
                                     =========     =========       =========

NET INCOME (LOSS) per Unit          $     5.73   ($     6.01)     $      .20
                                     =========     =========       =========

UNITS OUTSTANDING                      116,168       116,168         116,168
                                     =========     =========       =========








                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                             Limited       General
                            Partners       Partner       Total
                          -------------   ----------  ------------

Balance, Dec. 31, 1996     $4,781,757     ($54,315)    $4,727,442
   Net income                  23,531       62,184         85,715
   Cash distributions     ( 1,553,000)    ( 64,633)   ( 1,617,633)
                            ---------       ------      ---------

Balance, Dec. 31, 1997     $3,252,288     ($56,764)    $3,195,524
   Net income (loss)      (   698,000)      25,063    (   672,937)
   Cash distributions     (   814,000)    ( 33,151)   (   847,151)
                            ---------       ------      ---------

Balance, Dec. 31, 1998     $1,740,288     ($64,852)    $1,675,436
   Net income                 665,123       41,556        706,679
   Cash distributions     (   505,000)    ( 31,757)   (   536,757)
                            ---------       ------      ---------

Balance, Dec. 31, 1999     $1,900,411     ($55,053)    $1,845,358
                            =========       ======      =========






                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998          1997
                                    ----------      ----------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $706,679       ($672,937)    $   85,715
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
   Depletion of Net
      Profits Interests               164,529         681,828        414,983
   Impairment provision                  -            798,075      1,052,542
   Gain on sale of
      Net Profits Interests         (     678)      ( 102,195)   (   124,010)
   (Increase) decrease in
      accounts receivable -
      Net Profits                   ( 122,960)      (  59,613)        31,213
                                     --------        --------      ---------
   Net cash provided by
      operating activities           $747,570        $645,158     $1,460,443
                                     --------        --------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($100,393)      ($118,875)   ($  147,601)
   Proceeds from sale of
      Net Profits Interests               678         119,285        199,176
                                     --------        --------      ---------
   Net cash provided (used) by
      investing activities          ($ 99,715)       $    410     $   51,575
                                     --------        --------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($536,757)      ($847,151)   ($1,617,633)
                                     --------        ---------     ---------
   Net cash used by
      financing activities          ($536,737)      ($847,151)   ($1,617,633)
                                     --------        --------      ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS        $111,098       ($201,583)   ($  105,615)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                180,865         382,448        488,063
                                     --------        --------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $291,963        $180,865     $  382,448
                                     ========        ========     ==========

                     The accompanying notes are an integral
                       part of these financial statements

                          GEODYNE INSTITUTIONAL/PENSION
                  ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                        Notes to the Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


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

      An affiliate of the General Partner owned 23,433 (12.4%) and 23,500 (20.2%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 1999.

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 1999, 1998, and 1997 were as follows:

           Partnership     1999     1998       1997
           -----------     -----    -----      -----

               P-7         $1.53    $7.13      $3.50
               P-8          1.36     5.72       2.83


      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1999, 1998, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

           Partnership       1999        1998         1997
           -----------    ----------   --------     --------
               P-7            -        $1,664,601   $686,260
               P-8            -           798,075    650,465


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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1999, 1998, and 1997:

           Partnership      1999         1998         1997
           -----------    --------     --------     --------

               P-7        $198,636     $198,636     $198,636
               P-8         122,280      122,280      122,280


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 1999, 1998, and 1997:


   Partnership           Purchaser                 Percentage
   -----------    ----------------------       --------------------
                                               1999    1998    1997
                                               -----   -----  -----

       P-7        National Cooperative
                    Refinery Association
                    ("NCRA")                   23.65%  23.3%  27.1%
                  Scurlock Permian Corp.
                    ("Scurlock")               14.67%  14.4%  15.8%
                  Hunt Oil Company             10.30%    - %    - %

       P-8        NCRA                         22.34%  22.2%  25.8%
                  Scurlock                     11.79%  11.8%  12.8%
                  El Paso                      10.78%  13.0%    - %



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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 1999 and 1998 were as follows:

                           P-7 Partnership
                           ---------------

                                          1999           1998
                                      -------------  -------------

Net Profits Interests in proved
   oil and gas properties              $14,640,090    $14,492,319

Accumulated depletion and
   valuation allowance                ( 12,386,518)  ( 12,108,468)
                                        ----------     ----------
   Net Profits Interests, net          $ 2,253,572    $ 2,383,851
                                        ==========     ==========


                           P-8 Partnership
                           ---------------

                                          1999           1998
                                      ------------   ------------

Net Profits Interests in proved
   oil and gas properties              $8,785,706     $8,685,918

Accumulated depletion and
   valuation allowance                ( 7,471,903)   ( 7,307,979)
                                        ---------      ---------

   Net Profits Interests, net          $1,313,803     $1,377,939
                                        =========      =========


      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1999, 1998, and 1997. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.

   Partnership                   1999         1998         1997
   ------------                --------     --------     --------

        P-7                    $147,771     $202,852     $258,702
        P-8                     100,393      118,875      147,601



      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by the Ryder Scott.




                                              P-7 Partnership                  P-8 Partnership
                                          ------------------------         ------------------------
                                             Crude         Natural           Crude         Natural
                                              Oil            Gas              Oil            Gas
                                           (Barrels)        (Mcf)          (Barrels)        (Mcf)
                                          -----------    -----------       ---------     ------------

Proved reserves, December 31, 1996         1,165,556      3,869,296         669,908       2,537,962
   Production                             (  120,178)    (  641,756)       ( 71,117)     (  451,812)
   Sales of minerals in place             (   52,311)    (  144,752)       ( 28,285)     (   83,048)
   Extensions and discoveries                  3,560          8,251           2,248          13,492
   Revisions of previous
      estimates                                3,846        246,436        (  1,277)        177,504
                                           ---------      ---------         -------       ---------
Proved reserves, December 31, 1997         1,000,473      3,337,475         571,477       2,194,098
   Production                             (   98,774)    (  511,563)       ( 58,417)     (  364,998)
   Sales of minerals in place             (      427)    (   90,022)       (    498)     (   55,433)
   Extensions and discoveries                 15,177        432,900           9,644         257,165
   Revisions of previous
      estimates                           (  392,952)       550,527        (223,511)        599,114
                                           ---------      ---------         -------       ---------
Proved reserves, December 31, 1998           523,497      3,719,317         298,695       2,629,946
   Production                             (  100,309)    (  490,044)       ( 59,557)     (  367,289)
   Extensions and discoveries                 99,967         54,605          61,611          35,940
   Revisions of previous
      estimates                              366,371        354,751         211,033         318,178
                                           ---------      ---------         -------       ---------
Proved reserves, December 31, 1999           889,526      3,638,629         511,782       2,616,775
                                           =========      =========         =======       =========
PROVED DEVELOPED RESERVES:
   December 31, 1997                       1,000,473      3,337,475         571,458       2,193,891
                                           =========      =========         =======       =========
   December 31, 1998                         523,497      3,719,317         298,676       2,629,739
                                           =========      =========         =======       =========
   December 31, 1999                         889,526      3,638,629         511,763       2,616,568
                                           =========      =========         =======       =========


      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following summary sets forth the estimated future net cash flows as of December 31, 1999 relating to the proved reserves attributable to the Partnerships' Net Profits Interest based on the standardized measure as prescribed in SFAS No. 69:

                               P-7 Partnership      P-8 Partnership
                               ---------------      ---------------
Future cash inflows             $28,778,451          $17,775,698
Future production and
   development costs           ( 13,367,749)        (  8,007,345)
                                 ----------           ----------

      Future net cash flows     $15,410,702          $ 9,768,353

10% discount to reflect
   timing of cash flows        (  6,886,368)        (  4,266,116)
                                 ----------           ----------

Standardized measure of
   discounted future
   net cash flows               $ 8,524,334          $ 5,502,237
                                 ==========           ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1999 using oil and gas prices of approximately $22.75 per barrel and $2.24 per Mcf, respectively.

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

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


           All other Exhibits are omitted as inapplicable.

           -----------------
           * Filed herewith.