Form 10-Q
period 2000-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2000-05-11
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000


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
                                   (Unaudited)


                                     ASSETS


                                         March 31,    December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  395,371    $  353,416
   Accounts receivable:
     Net Profits                            544,581       396,241
                                         ----------    ----------
       Total current assets              $  939,952    $  749,657

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          2,221,022     2,253,572
                                         ----------    ----------
                                         $3,160,974    $3,003,229
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  113,712)  ($  119,327)
   Limited Partners, issued and
     outstanding, 188,702 units           3,274,686     3,122,556
                                         ----------    ----------
       Total Partners' capital           $3,160,974    $3,003,229
                                         ==========    ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------       --------

REVENUES:
   Net Profits                            $669,867       $161,616
   Interest income                           3,876          1,150
                                          --------       --------
                                          $673,743       $162,766

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 71,759       $111,028
   General and administrative
     (Note 2)                               67,451         66,545
                                          --------       --------
                                          $139,210       $177,573
                                          --------       --------

NET INCOME (LOSS)                         $534,533      ($ 14,807)
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 29,403       $  3,643
                                          ========       ========
LIMITED PARTNERS - NET INCOME
   (LOSS)                                 $505,130      ($ 18,450)
                                          ========       ========
NET INCOME (LOSS) per unit                $   2.68      ($    .10)
                                          ========       ========
UNITS OUTSTANDING                          188,702        188,702
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                          2000             1999
                                        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                    $534,533        ($ 14,807)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depletion of Net Profits
       Interests                          71,759          111,028
     Increase in accounts receivable -
       Net Profits                     ( 148,340)       (  46,077)
                                        --------         --------
Net cash provided by operating
   activities                           $457,952         $ 50,144
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 39,209)       ($ 11,428)
                                        --------         --------
Net cash used by investing
   activities                          ($ 39,209)       ($ 11,428)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($376,788)       ($221,335)
                                        --------         --------
Net cash used by financing activities  ($376,788)       ($221,335)
                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $ 41,955        ($182,619)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   353,416          222,925
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $395,371         $ 40,306
                                        ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                          March 31,    December 31,
                                            2000           1999
                                         -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  313,437     $  291,963
   Accounts receivable:
     General Partner (Note 2)                 2,292              -
     Net Profits                            337,257        239,592
                                         ----------     ----------
       Total current assets              $  652,986     $  531,555

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          1,294,725      1,313,803
                                         ----------     ----------
                                         $1,947,711     $1,845,358
                                         ==========     ==========



                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   51,144)   ($   55,053)
   Limited Partners, issued and
     outstanding, 116,168 units           1,998,855      1,900,411
                                         ----------     ----------
       Total Partners' capital           $1,947,711     $1,845,358
                                         ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $432,044       $114,921
   Interest income                           3,282          1,258
   Gain on sale of Net Profits
     Interests                               2,292              -
                                          --------       --------
                                          $437,618       $116,179

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 41,527       $ 62,108
   General and administrative
     (Note 2)                               41,416         41,013
                                          --------       --------
                                          $ 82,943       $103,121
                                          --------       --------

NET INCOME                                $354,675       $ 13,058
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 19,231       $  3,074
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $335,444       $  9,984
                                          ========       ========
NET INCOME per unit                       $   2.89       $    .09
                                          ========       ========
UNITS OUTSTANDING                          116,168        116,168
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000         1999
                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $354,675     $ 13,058
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            41,527       62,108
     Gain on sale of Net Profits
       Interests                         (   2,292)           -
     Increase in accounts receivable -
       General Partner                   (   2,292)           -
     Increase in accounts receivable -
       Net Profits                       (  97,665)   (  22,973)
                                          --------     --------
Net cash provided by operating
   activities                             $293,953     $ 52,193
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 22,449)   ($  5,859)
   Proceeds from sale of Net Profits
     Interests                               2,292            -
                                          --------     --------
Net cash used by investing
   activities                            ($ 20,157)   ($  5,859)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($252,322)   ($133,488)
                                          --------     --------
Net cash used by financing activities    ($252,322)   ($133,488)
                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $ 21,474    ($ 87,154)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     291,963      180,865
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $313,437     $ 93,711
                                          ========     ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-7               $17,792              $49,659
              P-8                10,846               30,570

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable from the General Partner for the P-8 Partnership at March 31, 2000 represents proceeds from the sale of Net Profits Interests. Subsequent to March 31, 2000, this amount was collected.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $669,867       $161,616
      Barrels produced                       26,147         27,300
      Mcf produced                          124,524        123,343
      Average price/Bbl                    $  27.51       $  10.91
      Average price/Mcf                    $   2.56       $   1.34

      As shown in the table above, total Net Profits increased $508,251 (314.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $434,000 and $153,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $67,000 related to an increase in production expenses.
      Volumes of oil sold decreased 1,153 barrels, while volumes of gas sold increased 1,181 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in Net Profits, (ii) workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000. Average oil and gas prices increased to $27.51 per barrel and $2.56 per Mcf, respectively, for the three months ended March 31, 2000 from

      $10.91 per barrel and $1.34 per Mcf, respectively, for the three months ended March 31, 1999. Depletion of Net Profits Interests decreased $39,269 (35.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 10.7% for the three months ended March 31, 2000 from 68.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $906 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 10.1% for the three months ended March 31, 2000 from 41.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $11,955,916  or  63.36%  of  the  Limited   Partner's  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                     Three Months Ended March 31,
                                     ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $432,044       $114,921
      Barrels produced                       15,573         16,241
      Mcf produced                           88,432         89,813
      Average price/Bbl                    $  27.48       $  10.93
      Average price/Mcf                    $   2.59       $   1.39

      As shown in the table above, total Net Profits increased $317,123 (275.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $258,000 and $106,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $38,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 668 barrels and 1,381 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in Net Profits, (ii) workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000. Average oil and gas prices increased to $27.48 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 2000 from $10.93 per barrel and $1.39 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $20,581 (33.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 9.6% for the three months ended March 31, 2000 from 54.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $403 (1.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 9.6% for the three months ended March 31, 2000 from 35.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $7,504,583  or  64.60%  of  the  Limited   Partner's   capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

           Current Report on Form 8-K filed during the first quarter of 2000:

           Date of Event:                 January 28, 2000
           Date filed with the SEC:       January 28, 2000
           Items included:                Item 5 - Other Events
                                          Item 7 - Exhibits

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

                                    General Partner


Date:  May 11, 1999            By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  May 11, 1999            By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.