Form 10-Q
period 2000-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2000-08-10
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000


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
                                   (Unaudited)


                                     ASSETS


                                         June 30,     December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  549,291    $  353,416
   Accounts receivable:
     Net Profits                            684,871       396,241
                                         ----------    ----------
       Total current assets              $1,234,162    $  749,657

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          2,215,833     2,253,572
                                         ----------    ----------
                                         $3,449,995    $3,003,229
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  106,789)  ($  119,327)
   Limited Partners, issued and
     outstanding, 188,702 units           3,556,784     3,122,556
                                         ----------    ----------
       Total Partners' capital           $3,449,995    $3,003,229
                                         ==========    ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------       --------

REVENUES:
   Net Profits                            $791,701       $341,847
   Interest income                           5,277            620
   Gain on sale of Net Profits
     Interests                              37,268          1,263
                                          --------       --------
                                          $834,246       $343,730

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 67,324       $101,148
   General and administrative
     (Note 2)                               51,630         53,588
                                          --------       --------
                                          $118,954       $154,736
                                          --------       --------

NET INCOME                                $715,292       $188,994
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 38,194       $ 13,465
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $677,098       $175,529
                                          ========       ========
NET INCOME per unit                       $   3.59       $    .93
                                          ========       ========
UNITS OUTSTANDING                          188,702        188,702
                                          ========       ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                        ----------       --------

REVENUES:
   Net Profits                          $1,461,568       $503,463
   Interest income                           9,153          1,770
   Gain on sale of Net Profits
     Interests                              37,268          1,263
                                        ----------       --------
                                        $1,507,989       $506,496

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                          $  139,083       $212,176
   General and administrative
     (Note 2)                              119,081        120,133
                                        ----------       --------
                                        $  258,164       $332,309
                                        ----------       --------

NET INCOME                              $1,249,825       $174,187
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   67,597       $ 17,108
                                        ==========       ========
LIMITED PARTNERS - NET INCOME           $1,182,228       $157,079
                                        ==========       ========
NET INCOME per unit                     $     6.27       $    .83
                                        ==========       ========
UNITS OUTSTANDING                          188,702        188,702
                                        ==========       ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                        -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $1,249,825       $174,187
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                           139,083        212,176
     Gain on sale of Net Profits
       Interests                       (    37,268)     (   1,263)
     Increase in accounts receivable -
       Net Profits                     (   288,630)     ( 161,269)
                                        ----------       --------
Net cash provided by operating
   activities                           $1,063,010       $223,831
                                        ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($  102,334)     ($ 23,819)
   Proceeds from sale of Net Profits
     Interests                              38,258          1,263
                                        ----------       --------
Net cash used by investing
   activities                          ($   64,076)     ($ 22,556)
                                        ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($  803,059)     ($266,928)
                                        ----------       --------
Net cash used by financing activities  ($  803,059)     ($266,928)
                                        ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $  195,875      ($ 65,653)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     353,416        222,925
                                        ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $  549,291       $157,272
                                        ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                          June 30,     December 31,
                                            2000           1999
                                         -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  404,938     $  291,963
   Accounts receivable:
     Net Profits                            418,214        239,592
                                         ----------     ----------
       Total current assets              $  823,152     $  531,555

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          1,293,276      1,313,803
                                         ----------     ----------
                                         $2,116,428     $1,845,358
                                         ==========     ==========



                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   47,170)   ($   55,053)
   Limited Partners, issued and
     outstanding, 116,168 units            2,163,598      1,900,411
                                         ----------     ----------
       Total Partners' capital            $2,116,428     $1,845,358
                                         ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $493,893       $240,729
   Interest income                           4,210            999
   Gain on sale of Net Profits
     Interests                              19,138            678
                                          --------       --------
                                          $517,241       $242,406

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 38,795       $ 59,013
   General and administrative
     (Note 2)                               32,042         33,033
                                          --------       --------
                                          $ 70,837       $ 92,046
                                          --------       --------

NET INCOME                                $446,404       $150,360
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 23,661       $  9,829
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $422,743       $140,531
                                          ========       ========
NET INCOME per unit                       $   3.64       $   1.21
                                          ========       ========
UNITS OUTSTANDING                          116,168        116,168
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $925,937       $355,650
   Interest income                           7,492          2,257
   Gain on sale of Net Profits
     Interests                              21,430            678
                                          --------       --------
                                          $954,859       $358,585

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 80,322       $121,121
   General and administrative
     (Note 2)                               73,458         74,046
                                          --------       --------
                                          $153,780       $195,167
                                          --------       --------

NET INCOME                                $801,079       $163,418
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 42,892       $ 12,903
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $758,187       $150,515
                                          ========       ========
NET INCOME per unit                       $   6.53       $   1.30
                                          ========       ========
UNITS OUTSTANDING                          116,168        116,168
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000         1999
                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $801,079     $163,418
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            80,322      121,121
     Gain on sale of Net Profits
       Interests                         (  21,430)   (     678)
     Increase in accounts receivable -
       Net Profits                       ( 178,622)   ( 105,965)
                                          --------     --------
Net cash provided by operating
   activities                             $681,349     $177,896
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 60,237)   ($ 20,431)
   Proceeds from sale of Net Profits
     Interests                              21,872          678
                                          --------     --------
Net cash used by investing
   activities                            ($ 38,365)   ($ 19,753)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($530,009)   ($183,611)
                                          --------     --------
Net cash used by financing activities    ($530,009)   ($183,611)
                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $112,975    ($ 25,468)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     291,963      180,865
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $404,938     $155,397
                                          ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-7                $1,971              $49,659
              P-8                 1,472               30,570

      During the six months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-7               $19,763              $99,318
              P-8                12,318               61,140


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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $791,701       $341,847
      Barrels produced                       25,581         24,380
      Mcf produced                          110,530        115,306
      Average price/Bbl                    $  29.01       $  15.25
      Average price/Mcf                    $   3.24       $   1.98

      As shown in the table above, total Net Profits increased $449,854 (131.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $352,000 and $138,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $49,000 related to an increase in production expenses.
      Volumes of oil sold increased 1,201 barrels, while volumes of gas sold decreased 4,776 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold,
      (ii) an increase in repair and maintenance expenses incurred on one significant well during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, and (iii) workover expenses incurred on another significant well during the three months ended June 30, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $29.01 per barrel and $3.24 per Mcf, respectively, for the three months ended June 30, 2000 from

      $15.25 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $33,824 (33.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 8.5% for the three months ended June 30, 2000 from 29.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,958 (3.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 6.5% for the three months ended June 30, 2000 from 15.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------     --------
      Net Profits                          $1,461,568     $503,463
      Barrels produced                         51,728       51,680
      Mcf produced                            235,054      238,649
      Average price/Bbl                    $    28.25     $  12.96
      Average price/Mcf                    $     2.88     $   1.65

      As shown in the table above, total Net Profits increased $958,105 (190.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $791,000 and $289,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $117,000 related to an increase in production expenses. Volumes of oil sold increased 48 barrels, while volumes of gas sold decreased 3,595 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) an increase in repair and maintenance expenses incurred on one well during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, and (iii) an increase in workover expenses incurred on two significant wells during the six months ended June 30, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $28.25 per barrel and $2.88 per Mcf, respectively, for the six months ended June 30, 2000 from $12.96 per barrel and $1.65 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $73,093 (34.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 9.5% for the six months ended June 30, 2000 from 42.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 8.1% for the six months ended June 30, 2000 from 23.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2000  were  $12,350,916  or  65.45%  of  the  Limited   Partner's  capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $493,893       $240,729
      Barrels produced                       15,012         14,563
      Mcf produced                           79,832         90,554
      Average price/Bbl                    $  28.94       $  15.14
      Average price/Mcf                    $   3.21       $   2.02

      As shown in the table above, total Net Profits increased $253,164 (105.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $207,000 and $95,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $34,000 related to an increase in production expenses. Volumes of oil sold increased 449 barrels, while volumes of gas sold decreased 10,722 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser during the three months ended June 30, 2000. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) repair and maintenance expenses incurred on one significant well during the three months ended June 30, 2000, and (iii) workover expenses incurred on one significant well during the three months ended June 30, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $28.94 per barrel and $3.21 per Mcf, respectively, for the three months ended June 30, 2000 from $15.14 per barrel and $2.02 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $20,218 (34.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 7.9% for the three months ended June 30, 2000 from 24.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $991 (3.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 6.5% for the three months ended June 30, 2000 from 13.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                        Six Months Ended June 30,
                                        -------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $925,937       $355,650
      Barrels produced                       30,585         30,804
      Mcf produced                          168,264        180,367
      Average price/Bbl                    $  28.20       $  12.92
      Average price/Mcf                    $   2.88       $   1.70

      As shown in the table above, total Net Profits increased $570,287 (160.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $467,000 and $198,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $72,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 219 barrels and 12,103 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) repair and maintenance expenses incurred on one well during the six months ended June 30, 2000 and, (iii) workover expenses incurred on one significant well during the six months ended June 30, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $28.20 per barrel and $2.88 per Mcf, respectively, for the six months ended June 30, 2000 from $12.92 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $40,799 (33.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 8.7% for the six months ended June 30, 2000 from 34.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $588 (0.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 7.9% for the six months ended June 30, 2000 from 20.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2000  were  $7,762,583  or  66.82%  of  the  Limited   Partner's   capital
      contributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                          INCOME LIMITED PARTNERSHIP P-7
                          GEODYNE INSTITUTIONAL/PENSION ENERGY
                          INCOME LIMITED PARTNERSHIP P-8

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  August 10, 2000              By:       /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 10, 2000         By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.