Form 10-Q
period 2000-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2000-11-13
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000


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
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  875,855       $  353,416
   Accounts receivable:
      Net Profits                                 653,168          396,241
                                               ----------       ----------
        Total current assets                   $1,529,023       $  749,657

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,239,624        2,253,572
                                               ----------       ----------
                                               $3,768,647       $3,003,229
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  108,294)     ($  119,327)
   Limited Partners, issued and
      outstanding, 188,702 units                3,876,941        3,122,556
                                               ----------       ----------
        Total Partners' capital                $3,768,647       $3,003,229
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                              ----------          --------

REVENUES:
   Net Profits                                $  661,848          $534,506
   Interest income                                10,588             1,903
   Gain on sale of Net Profits
      Interests                                  353,794                 -
                                              ----------          --------
                                              $1,026,230          $536,409

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   55,579          $116,389
   General and administrative
      (Note 2)                                    53,966            52,211
                                              ----------          --------
                                              $  109,545          $168,600
                                              ----------          --------

NET INCOME                                    $  916,685          $367,809
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   47,528          $ 22,951
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  869,157          $344,858
                                              ==========          ========
NET INCOME per unit                           $     4.60          $   1.83
                                              ==========          ========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Net Profits                                $2,123,416        $1,037,969
   Interest income                                19,741             3,673
   Gain on sale of Net Profits
      Interests                                  391,062             1,263
                                              ----------        ----------
                                              $2,534,219        $1,042,905

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  194,662        $  328,565
   General and administrative
      (Note 2)                                   173,047           172,344
                                              ----------        ----------
                                              $  367,709        $  500,909
                                              ----------        ----------

NET INCOME                                    $2,166,510        $  541,996
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  115,125        $   40,059
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,051,385        $  501,937
                                              ==========        ==========
NET INCOME per unit                           $    10.87        $     2.66
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                              -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,166,510          $541,996
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                194,662           328,565
      Gain on sale of Net Profits
        Interests                            (   391,062)        (   1,263)
      Increase in accounts receivable -
        Net Profits                          (   256,927)        ( 238,521)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,713,183          $630,777
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  185,525)        ($ 67,420)
   Proceeds from sale of Net Profits
      Interests                                  395,873             1,263
                                              ----------          --------
Net cash provided (used) by investing
   activities                                 $  210,348         ($ 66,157)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,401,092)        ($437,083)
                                              ----------          --------
Net cash used by financing activities        ($1,401,092)        ($437,083)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  522,439          $127,537

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           353,416           222,925
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  875,855          $350,462
                                              ==========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,      December 31,
                                                  2000              1999
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  584,691        $  291,963
   Accounts receivable:
      Net Profits                                 397,677           239,592
                                               ----------        ----------
        Total current assets                   $  982,368        $  531,555

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,310,058         1,313,803
                                               ----------        ----------
                                               $2,292,426        $1,845,358
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   48,102)      ($   55,053)
   Limited Partners, issued and
      outstanding, 116,168 units                2,340,528         1,900,411
                                               ----------        ----------
        Total Partners' capital                $2,292,426        $1,845,358
                                               ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                               ---------         ---------

REVENUES:
   Net Profits                                  $434,550          $342,490
   Interest income                                 7,092             1,843
   Gain on sale of Net Profits
      Interests                                  181,260                 -
                                                --------          --------
                                                $622,902          $344,333

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 33,729          $ 64,170
   General and administrative
      (Note 2)                                    33,463            32,146
                                                --------          --------
                                                $ 67,192          $ 96,316
                                                --------          --------

NET INCOME                                      $555,710          $248,017
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 28,780          $ 14,875
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $526,930          $233,142
                                                ========          ========
NET INCOME per unit                             $   4.53          $   2.00
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                               -----------       ---------

REVENUES:
   Net Profits                                  $1,360,487        $698,140
   Interest income                                  14,584           4,100
   Gain on sale of Net Profits
      Interests                                    202,690             678
                                                ----------        --------
                                                $1,577,761        $702,918

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  114,051        $185,291
   General and administrative
      (Note 2)                                     106,921         106,192
                                                ----------        --------
                                                $  220,972        $291,483
                                                ----------        --------

NET INCOME                                      $1,356,789        $411,435
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $   71,672        $ 27,778
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $1,285,117        $383,657
                                                ==========        ========
NET INCOME per unit                             $    11.06        $   3.30
                                                ==========        ========
UNITS OUTSTANDING                                  116,168         116,168
                                                ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000            1999
                                              ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,356,789        $411,435
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                114,051         185,291
      Gain on sale of Net Profits
        Interests                            (   202,690)      (     678)
      Increase in accounts receivable -
        Net Profits                          (   158,085)      ( 153,115)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,110,065        $442,933
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  112,490)      ($ 51,235)
   Proceeds from sale of Net Profits
      Interests                                  204,874             678
                                              ----------        --------
Net cash provided (used) by investing
   activities                                 $   92,384       ($ 50,557)
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  909,721)      ($298,069)
                                              ----------        --------
Net cash used by financing activities        ($  909,721)      ($298,069)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  292,728        $ 94,307

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           291,963         180,865
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  584,691        $275,172
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $4,307                  $49,659
               P-8                    2,893                   30,570

      During the nine months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $24,070                 $148,977
               P-8                   15,211                   91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The P-7 and P-8 Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the third quarter of 2000. These proceeds will be included in the Partnerships' cash distributions to be paid in November 2000.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for particular quarterly cash distribution. During the nine months ended September 30, 2000, capital expenditures for the P-7 and P-8 Partnerships totaled $185,525 and $112,490, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the North Riley Unit in Gaines County, Texas, in which the P-7 and P-8 Partnerships own interests of 2.0% and 1.2%, respectively.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $661,848         $534,506
      Barrels produced                              19,767           28,999
      Mcf produced                                  99,354          127,013
      Average price/Bbl                           $  29.15         $  17.45
      Average price/Mcf                           $   3.39         $   2.22

      As shown in the table above, total Net Profits increased $127,342 (23.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $231,000 and $116,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $161,000 and $61,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased

      9,232 barrels and 27,659 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2000, and (iii) the P-7 Partnership receiving an increased percentage of sales due to gas balancing on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $29.15 per barrel and $3.39 per Mcf, respectively, for the three months ended September 30, 2000 from $17.45 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $353,794 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $60,810 (52.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 8.4% for the three months ended September 30, 2000 from 21.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,755 (3.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 8.2% for the three months ended September 30, 2000 from 9.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                     2000           1999
                                                  ----------     ----------
      Net Profits                                 $2,123,416     $1,037,969
      Barrels produced                                71,495         80,679
      Mcf produced                                   334,408        365,662
      Average price/Bbl                           $    28.50     $    14.57
      Average price/Mcf                           $     3.03     $     1.85

      As shown in the table above, total Net Profits increased $1,085,447 (104.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $996,000 and $395,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $134,000 related to a decrease in volumes of gas sold and (ii) $114,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 9,184 barrels and 31,254 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in average prices of oil and gas sold, (ii) an increase in repair and maintenance expenses incurred on one significant well during the nine months ended September 30, 2000, and (iii) an increase in workover expenses incurred on two significant wells during the nine months ended September 30, 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $28.50 per barrel and $3.03 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.57 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the P-7 Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $391,062 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the P-7 Partnership recognizing similar gains totaling $1,263.

      Depletion of Net Profits Interests decreased $133,903 (40.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 9.2% for the nine months ended September 30, 2000 from 31.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 8.1% for the nine months ended September 30, 2000 from 16.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $12,899,916 or 68.36% of the Limited Partner's capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $434,550         $342,490
      Barrels produced                              11,757           16,963
      Mcf produced                                  77,180           91,695
      Average price/Bbl                           $  29.12         $  17.57
      Average price/Mcf                           $   3.36         $   2.20

      As shown in the table above, total Net Profits increased $92,060 (26.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $136,000 and $90,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $91,000 and $32,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,206 barrels and 14,515 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2000, and (iii) the P-8 Partnership receiving an increased percentage of sales due to gas balancing on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $29.12 per barrel and $3.36 per Mcf, respectively, for the three months ended September 30, 2000 from $17.57 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $181,260 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $30,441 (47.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.8% for the three months ended September 30, 2000 from 18.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,317 (4.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 7.7% for the three months ended September 30, 2000 from 9.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000            1999
                                                  ----------       --------
      Net Profits                                 $1,360,487       $698,140
      Barrels produced                                42,342         47,767
      Mcf produced                                   245,444        272,062
      Average price/Bbl                           $    28.45       $  14.57
      Average price/Mcf                           $     3.03       $   1.87

      As shown in the table above, total Net Profits increased $662,347 (94.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $588,000 and $285,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $79,000 related to a decrease in volumes of gas sold and (ii) $81,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 5,425 barrels and 26,618 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in average prices of oil and gas sold,
      (ii) an increase in workover expenses incurred on one significant well during the nine months ended September 30, 2000 in order to improve the recovery of reserves, and (iii) repair and maintenance expenses incurred on two significant wells during the nine months ended September 30, 2000. Average oil and gas prices increased to $28.45 per barrel and $3.03 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.57 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the P-8 Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $202,690 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the P-8 Partnership recognizing similar gains totaling $678.

      Depletion of Net Profits Interests decreased $71,240 (38.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 8.4% for the nine months ended September 30, 2000 from 26.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 7.9% for the nine months ended September 30, 2000 from 15.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2000 were $8,112,583 or 69.83% of the Limited Partner's capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule containing summary financial information extracted from the P-7 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.2 Financial Data Schedule containing summary financial information extracted from the P-8 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2000            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2000            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-7's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-8's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.