Form 10-K405
period 2000-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2001-02-28
CIK 888240, 888239

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K405
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................14
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......14

PART II.....................................................................14
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......14
      ITEM 6.     SELECTED FINANCIAL DATA  .................................17
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................20
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 29
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............29
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE .................................29

PART III....................................................................30
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...30
      ITEM 11.    EXECUTIVE COMPENSATION....................................31
      ITEM 12.    SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT ...............................................34
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............35

PART IV.....................................................................37
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON  FORM
                  8-K ......................................................37

SIGNATURES..................................................................39

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000 Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in oil and gas properties ("Working Interests") which were acquired by affiliated oil and gas investment programs or other affiliates (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report on Form 10-K405 ("Annual Report") the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' capitalized cost of their Net Profits Interests are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships will terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of either Partnership.

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2000:

      Partnership              Customer                    Percentage
      -----------       ----------------------             ----------

          P-7           National Cooperative
                          Refinery Association
                          ("NCRA")                           29.1%
                        Scurlock Permian Corp.
                          ("Scurlock")                       12.8%

          P-8           NCRA                                 27.6%
                        El Paso Energy
                         Marketing Company                   10.5%
                        Scurlock                             10.2%


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2000.

                                      Number of Wells(1)
                                ---------------------------
                  P/ship        Total        Oil        Gas
                  ------        -----       -----       ---
                    P-7         1024         735        289
                    P-8         1164         829        335

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During 2000 the Partnerships indirectly participated (through their Net Profits Interests) in the drilling of 13 developmental and 12 injection wells in the Riley North Unit in Gaines County, Texas. The P-7 and P-8 Partnerships owned interests of approximately 2.0% and 1.2%, respectively, in these wells.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                                              Net Production Data
                                                 P-7 Partnership
                                                 ---------------

                                             Year ended December 31,
                                 -------------------------------------------
                                    2000             1999            1998
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     91,382          100,309          98,774
      Gas (Mcf)                     441,284          490,044         511,563
   Oil and gas sales(1):
      Oil                        $2,637,937       $1,649,200      $1,248,689
      Gas                         1,491,160          958,363         929,598
                                  ---------        ---------       ---------
        Total                    $4,129,097       $2,607,563      $2,178,287
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $28.87           $16.44          $12.64
      Per Mcf of gas                   3.38             1.96            1.82

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,203,317, $1,185,636, and $730,501, respectively, of production expenses incurred by the Affiliated Programs.


                                              Net Production Data
                                                P-8 Partnership
                                                ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    2000             1999            1998
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     54,441           59,557          58,417
      Gas (Mcf)                     329,468          367,289         364,998
   Oil and gas sales(1):
      Oil                        $1,570,223       $  978,274      $  734,314
      Gas                         1,131,966          706,555         661,625
                                  ---------        ---------       ---------
        Total                    $2,702,189       $1,684,829      $1,395,939
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $28.84           $16.43          $12.57
      Per Mcf of gas                   3.44             1.92            1.81

-------------------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-8
      Partnership's financial statements because they do not reflect the offset of $761,352, $684,172, and $564,328, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on such reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these oil prices will result in a corresponding reduction in the estimate of remaining reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2000 will actually be realized for such production. The General Partner believes that it is unlikely that prices will remain at their current high levels.

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


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2000(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  3,875,191
      Oil and liquids (Bbls)                                       829,859

   Net present value (discounted at 10% per annum)             $16,058,144

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  2,712,228
      Oil and liquids (Bbls)                                       483,219

   Net present value (discounted at 10% per annum)             $10,909,494

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


      Significant Properties

      As of December 31, 2000, affiliates of the Partnerships operated 20 (2%) and 24 (2%), respectively, of the P-7 and P-8 Partnership's wells. The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi.


                   Significant Properties as of December 31, 2000
                   ----------------------------------------------

                            Wells
                         Operated by
                          Affiliates       Oil        Gas
                Total    ------------    Reserves   Reserves   Present
Basin Wells     Number   %(1)    (Bbl)               (Mcf)      Value
-----------     -----    ------   ---   -------- ----------- ------------

P-7 P/ship:
  Permian         899       5      1%   756,371    1,668,161  $10,286,222
  Anadarko         24      14     58%    29,478    1,709,942    4,029,942


P-8 P/ship:
  Permian       1,296       5      -    441,529    1,015,706  $ 6,164,839
  Anadarko         32      17     53%    15,925    1,108,067    2,796,309
  Mid-Gulf          8       -      -      3,160      581,647    1,626,398
    Coast
------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2000.


PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2001, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702             1,106
                P-8            116,168               972

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


                             Repurchase Offer Prices
                             -----------------------
                      1999                          2000                2001
           --------------------------    -------------------------      ----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $27    $27     $22    $20     $18    $16     $25    $21      $17
 P-8        26     26      24     22      20     17      27     23       19


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1999 and 2000 and the first quarter of 2001:

                               Cash Distributions
                               ------------------

                                     1999
                 ------------------------------------------
                  1st          2nd          3rd       4th
   P/ship         Qtr.         Qtr.         Qtr.      Qtr.
   ------        ------       ------       ------    ------
    P-7          $1.16        $0.20        $0.82     $1.84
    P-8           1.13         0.38         0.90      1.94

                                    2000                             2001
                 ------------------------------------------          -----
                  1st          2nd          3rd       4th             1st
   P/ship         Qtr.         Qtr.         Qtr.      Qtr.(1)         Qtr
   ------        ------       ------       ------    ------          -----
    P-7          $1.87        $2.09        $2.91     $4.64           $3.34
    P-8           2.04         2.22         3.01      4.55            3.81

-----------
(1) Amount of cash distribution includes proceeds from the sale of certain Net Profits Interests.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                       2000            1999             1998              1997             1996
                                   ------------    ------------     ------------      ------------     ------------

Net Profits                         $2,925,780      $1,421,927       $1,447,786        $2,071,410       $2,189,073

   Net Income (Loss):
      Limited Partners               2,725,533         872,450      ( 1,629,959)      (   291,307)       1,002,570
      General Partner                  154,148          57,235           38,966            79,104           97,048
      Total                          2,879,681         929,685      ( 1,590,993)      (   212,203)       1,099,618

   Limited Partners' Net
      Income (Loss) per Unit             14.44            4.62      (      8.64)      (      1.54)            5.31

   Limited Partners' Cash
      Distributions per Unit             11.51            4.02             6.26             12.24             8.49

   Total Assets                      3,571,495       3,003,229        2,877,677         5,707,521        8,329,130

   Partners' Capital (Deficit)
      Limited Partners               3,676,089       3,122,556        3,007,106         5,820,065        8,421,372
      General Partner              (   104,594)    (   119,327)     (   129,429)      (   119,241)     (    92,242)

   Number of Units
      Outstanding                      188,702         188,702          188,702           188,702          188,702






                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        2000              1999             1998             1997             1996
                                    ------------      ------------     ------------     ------------      -----------

 Net Profits                         $1,940,837        $1,000,657       $  831,611       $1,552,581       $1,322,349

   Net Income (Loss):
      Limited Partners                1,776,728           665,123      (   698,000)          23,531          454,230
      General Partner                    99,956            41,556           25,063           62,184           55,352
      Total                           1,876,684           706,679      (   672,937)          85,715          509,582

   Limited Partners' Net
      Income (Loss) per Unit              15.29              5.73      (      6.01)             .20             3.91

   Limited Partners' Cash
      Distributions per Unit              11.82              4.35             7.01            13.37             8.31

   Total Assets                       2,258,820         1,845,358        1,675,436        3,195,524        4,727,442

   Partners' Capital (Deficit)
      Limited Partners                2,303,139         1,900,411        1,740,288        3,252,288        4,781,757
      General Partner               (    44,319)      (    55,053)     (    64,852)     (    56,764)     (    54,315)

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168


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

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

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

      Despite the general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the operator or purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

                                 P-7 Partnership
                                ---------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                     -------------------------------------

      Total Net Profits increased $1,503,853 (105.8%) in 2000 as compared to 1999. Of this increase, approximately $1,136,000 and $628,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,927 barrels and 48,760 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $28.87 per barrel and $3.38 per Mcf, respectively, in 2000 from $16.44 per barrel and $1.96 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the P-7 Partnership sold certain Net Profits Interests during 2000 and recognized a $440,131 gain on such sales. Sales of Net Profits Interests during 1999 resulted in the P-7 Partnership recognizing similar gains totaling $1,263.

      Depletion of Net Profits Interests increased $13,110 (4.7%) in 2000 as compared to 1999. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling during 2000. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 10.0% in 2000 from 19.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 7.7% in 2000 from 15.7% in

1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $13,774,916 or 73.00% of the Limited Partners' capital contributions.


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

                                 P-8 Partnership
                                ---------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                     -------------------------------------

      Total Net Profits increased $940,180 (94.0%) in 2000 as compared to 1999. Of this increase, approximately $676,000 and $498,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,116 barrels and 37,821 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during 2000. Average oil and gas prices increased to $28.84 per barrel and $3.44 per Mcf, respectively, in 2000 from $16.43 per barrel and $1.92 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the P-8 Partnership sold certain Net Profits Interests during 2000 and recognized a $233,352 gain on such sales. Sales of Net Profits Interests during 1999 resulted in the P-8 Partnership recognizing similar gains totaling $678.

      Depletion of Net Profits Interests increased $15,743 (9.6%) in 2000 as compared to 1999. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling during 2000. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 9.3% in 2000 from 16.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,706 (1.2%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 7.2% in 2000 from 13.7% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $8,641,583 or 74.39% of the Limited Partners' capital contributions.

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

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2000, 1999, and 1998.

                              2000 Compared to 1999
                              ---------------------

                   Equivalent Units                   Average Proceeds
                     of Production                  per Equivalent Unit
              -----------------------------     -------------------------
P/ship         2000      1999      % Change     2000     1999    % Change
------        -------   -------    --------     -----   ------   --------

 P-7          164,929   181,983      ( 9%)     $17.74   $7.81      127%
 P-8          109,352   120,772      ( 9%)      17.75    8.29      114%


                              1999 Compared to 1998
                             ---------------------

                   Equivalent Units                  Average Proceeds
                     of Production                 per Equivalent Unit
              -----------------------------     -------------------------
P/ship         1999      1998      % Change     1999     1998    % Change
------        -------   -------    --------     -----   ------   --------

 P-7          181,983   184,035     ( 1%)       $7.81   $ 7.87    ( 1%)
 P-8          120,772   119,250       1%         8.29     6.97     19%



      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2000 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2000 would have remaining lives of approximately 9.1 and 8.9 years, respectively, for oil reserves and 8.8 and 8.2 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2000, 1999, and 1998, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $372,668, $147,771, and $202,852, respectively. During 2000, 1999, and 1998, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $227,113, $100,393, and $118,875, respectively. These costs were indirectly incurred as a result of (i) drilling activities associated with a large unitized property and (ii) the successful recompletion of one well during each of 1999 and 1998.

      The Partnerships sold certain Net Profits Interests during 2000, 1999, and 1998. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2000, 1999, and 1998, such proceeds to the P-7 Partnership were $449,976, $1,263, and $181,197, respectively, while such proceeds to the P-8 Partnership were $238,988, $678, and $119,285, respectively. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

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

      The Partnerships will terminate on February 28, 2002 in accordance with the Partnership Agreement. However, the General Partner may extend the term of each partnership for up to five periods of two years each. As the date of this Annual Report the General Partner has not determined whether to extend the term of either Partnership.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


          Name                Age            Position with Geodyne
      ----------------        ---      --------------------------------
      Dennis R. Neill          48      President and Director

      Judy K. Fox              49      Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2000, 1999, and 1998, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2000           1999           1998
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2000, 1999, and 1998:




                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                    Awards             Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP        Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts      sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)          ($)
---------------         ----     -------    -------     -------     ----------     --------     -------      -------

Dennis R. Neill,
President(1)(2)         1998        -          -           -             -            -             -            -
                        1999        -          -           -             -            -             -            -
                        2000        -          -           -             -            -             -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $117,553      -           -             -            -             -            -
                        1999     $121,327      -           -             -            -             -            -
                        2000     $117,890      -           -             -            -             -            -

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




                                                  Salary Reimbursements
                                                     P-8 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                    Awards             Payouts
                                 ------------------------------     ----------------------      -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP        Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts      sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)          ($)
---------------         ----     -------    -------     -------     ----------     --------     -------      -------
Dennis R. Neill,
President(1)(2)         1998        -          -           -            -              -           -            -
                        1999        -          -           -            -              -           -            -
                        2000        -          -           -            -              -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $72,365       -           -            -              -           -            -
                        1999     $74,689       -           -            -              -           -            -
                        2000     $72,573       -           -            -              -           -            -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2001 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------            -------------------

P-7 Partnership:
---------------

   Samson Resources Company                           30,465      (16.1%)

   ATL, Inc.                                          54,896      (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     30,465      (16.1%)

P-8 Partnership:
---------------

   Samson Resources Company                           27,244      (23.5%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                     27,244      (23.5%)


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

PART IV.



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   Financial Statements, Financial Statement Schedules, and Exhibits:

            (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 are filed as part of this report:

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

            *     23.1  Consent  of  Ryder  Scott  Company, L.P. for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-7.

            *     23.2  Consent  of  Ryder  Scott  Company, L.P. for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-8.

                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.


(b)   Reports on Form 8-K filed during the fourth quarter of
            2000:

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 28, 2001


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

By:    /s/Dennis R. Neill       President and            February 28, 2001
       -------------------      Director (Principal
          Dennis R. Neill       Executive Officer)

       /s/Patrick M. Hall       (Principal               February 28, 2001
       -------------------      Financial and
          Patrick M. Hall       Accounting Officer)

       /s/Judy K. Fox           Secretary                February 28, 2001
       -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 9, 2001




                                      -F1-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                 2000             1999
                                             -----------      -----------

CURRENT ASSETS:
   Cash and cash equivalents                  $  633,461       $  353,416
   Accounts receivable:
      Net Profits                                612,799          396,241
                                               ---------        ---------

         Total current assets                 $1,246,260       $  749,657

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,325,235        2,253,572
                                               ---------        ---------

                                              $3,571,495       $3,003,229
                                               =========        =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  104,594)     ($  119,327)
   Limited Partners, issued and
      outstanding 188,702 Units                3,676,089        3,122,556
                                               ---------        ---------

      Total Partners' capital                 $3,571,495       $3,003,229
                                               =========        =========


                     The accompanying notes are an integral
                       part of these financial statements




                                      -F2-

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998


                                  2000             1999             1998
                              ------------     ------------      ------------

REVENUES:
   Net Profits                 $2,925,780       $1,421,927        $1,447,786
   Interest income                 29,655            7,425            11,228
   Gain on sale of
      Net Profits Interests       440,131            1,263           148,737
                                ---------        ---------         ---------

                               $3,395,566       $1,430,615        $1,607,751

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests        $  291,160       $  278,050        $1,312,317
   Impairment provision                               -            1,664,601
   General and administrative     224,725          222,880           221,826
                                ---------        ---------         ---------

                               $  515,885       $  500,930        $3,198,744
                                ---------        ---------         ---------

NET INCOME (LOSS)              $2,879,681       $  929,685       ($1,590,993)
                                =========        =========         =========

GENERAL PARTNER - NET INCOME   $  154,148       $   57,235        $   38,966
                                =========        =========         =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                       $2,725,533       $  872,450       ($1,629,959)
                                =========        =========         =========

NET INCOME (LOSS) per Unit     $    14.44       $     4.62       ($     8.64)
                                =========        =========         =========

UNITS OUTSTANDING                 188,702          188,702           188,702
                                =========        =========         =========


                     The accompanying notes are an integral
                       part of these financial statements




                                      -F3-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1997         $ 5,820,065      ($119,241)     $ 5,700,824
   Net income (loss)          (  1,629,959)        38,966     (  1,590,993)
   Cash distributions         (  1,183,000)     (  49,154)    (  1,232,154)
                                ----------        -------       ----------

Balance, Dec. 31, 1998         $ 3,007,106      ($129,429)     $ 2,877,677
   Net income                      872,450         57,235          929,685
   Cash distributions         (    757,000)     (  47,133)    (    804,133)
                                ----------        -------       ----------

Balance, Dec. 31, 1999         $ 3,122,556      ($119,327)     $ 3,003,229
   Net income                    2,725,533        154,148        2,879,681
   Cash distributions         (  2,172,000)     ( 139,415)    (  2,311,415)
                                ----------        -------       ----------

Balance, Dec. 31, 2000         $ 3,676,089      ($104,594)     $ 3,571,495
                                ==========        =======       ==========


                     The accompanying notes are an integral
                       part of these financial statements



                                      -F4-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                       2000             1999         1998
                                   ------------     ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                $2,879,681       $  929,685   ($1,590,993)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
   Depletion of Net
      Profits Interests                291,160          278,050     1,312,317
   Impairment provision                   -                -        1,664,601
   Gain on sale of
      Net Profits Interests        (   440,131)     (     1,263)  (   148,737)
   Increase in accounts
      receivable - Net Profits     (   216,558)     (   125,340)  (   270,901)
   Decrease in accounts
      payable - Net Profits               -                -      (     6,697)
                                     ---------        ---------     ---------
   Net cash provided by
      operating activities          $2,514,152       $1,081,132    $  959,590
                                     ---------        ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  372,668)     ($  147,771)  ($  202,852)
   Proceeds from sale of
      Net Profits Interests            449,976            1,263       181,197
                                     ---------        ---------     ---------
   Net cash provided (used) by
      investing activities          $   77,308      ($  146,508)  ($   21,655)
                                     ---------        ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,311,415)     ($  804,133)   ($1,232,154)
                                     ---------        ---------      ---------
   Net cash used by
      financing activities         ($2,311,415)     ($  804,133)   ($1,232,154)
                                     ---------        ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  280,045       $  130,491    ($  294,219)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 353,416          222,925        517,144
                                     ---------        ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $  633,461       $  353,416     $  222,925
                                     =========        =========      =========

                     The accompanying notes are an integral
                       part of these financial statements



                                      -F5-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 9, 2001






                                      -F6-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                 2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  498,373        $  291,963
   Accounts receivable:
      Net Profits                                405,439           239,592
                                               ---------         ---------

         Total current assets                 $  903,812        $  531,555

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,355,008         1,313,803
                                               ---------         ---------

                                              $2,258,820        $1,845,358
                                               =========         =========

                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   44,319)      ($   55,053)
   Limited Partners, issued and
      outstanding 116,168 Units                2,303,139         1,900,411
                                               ---------         ---------

      Total Partners' capital                 $2,258,820        $1,845,358
                                               =========         =========


                     The accompanying notes are an integral
                       part of these financial statements




                                      -F7-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998


                                      2000            1999           1998
                                  ------------    ------------   ------------

REVENUES:
   Net Profits                     $1,940,837      $1,000,657     $  831,611
   Interest income                     21,779           7,179          9,731
   Gain on sale of
      Net Profits Interests           233,352             678        102,195
                                    ---------       ---------      ---------

                                   $2,195,968      $1,008,514     $  943,537

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  180,272      $  164,529     $  681,828
   Impairment provision                  -               -           798,075
   General and administrative         139,012         137,306        136,571
                                    ---------       ---------      ---------

                                   $  319,284      $  301,835     $1,616,474
                                    ---------       ---------     ----------

NET INCOME (LOSS)                  $1,876,684      $  706,679    ($  672,937)
                                    =========       =========      =========

GENERAL PARTNER - NET INCOME       $   99,956      $   41,556     $   25,063
                                    =========       =========      =========

LIMITED PARTNERS - NET INCOME
  (LOSS)                           $1,776,728      $  665,123    ($  698,000)
                                    =========       =========      =========

NET INCOME (LOSS) per Unit         $    15.29      $     5.73    ($     6.01)
                                    =========       =========      =========

UNITS OUTSTANDING                     116,168         116,168        116,168
                                    =========       =========      =========


                     The accompanying notes are an integral
                       part of these financial statements




                                      -F8-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                Limited          General
                                Partners         Partner           Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1997         $3,252,288       ($56,764)       $3,195,524
   Net income (loss)          (   698,000)        25,063       (   672,937)
   Cash distributions         (   814,000)      ( 33,151)      (   847,151)
                                ---------         ------         ---------

Balance, Dec. 31, 1998         $1,740,288       ($64,852)       $1,675,436
   Net income                     665,123         41,556           706,679
   Cash distributions         (   505,000)      ( 31,757)      (   536,757)
                                ---------         ------         ---------

Balance, Dec. 31, 1999         $1,900,411       ($55,053)       $1,845,358
   Net income                   1,776,728         99,956         1,876,684
   Cash distributions         ( 1,374,000)      ( 89,222)      ( 1,463,222)
                                ---------         ------         ---------

Balance, Dec. 31, 2000         $2,303,139       ($44,319)       $2,258,820
                                =========         ======         =========


                     The accompanying notes are an integral
                       part of these financial statements


                                      -F9-

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                      2000             1999           1998
                                  ------------      ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $1,876,684        $706,679      ($672,937)
   Adjustments to reconcile
   net income (loss) to
   net cash provided by
   operating activities:
   Depletion of Net
      Profits Interests               180,272         164,529        681,828
   Impairment provision                                             -798,075
   Gain on sale of
      Net Profits Interests       (   233,352)      (     678)      (102,195)
   Increase in accounts
      receivable - Net Profits    (   165,847)      ( 122,960)     (  59,613)
                                    ---------         -------        -------
   Net cash provided by
      operating activities         $1,657,757        $747,570       $645,158
                                    ---------         -------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  227,113)      ($100,393)     ($118,875)
   Proceeds from sale of
      Net Profits Interests           238,988             678        119,285
                                     ---------        -------        -------
   Net cash provided (used) by
      investing activities         $   11,875       ($ 99,715)      $    410
                                     ---------        -------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,463,222)      ($536,757)     ($847,151)
                                    ---------         -------        -------
   Net cash used by
      financing activities        ($1,463,222)      ($536,737)     ($847,151)
                                    ---------         -------        -------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS      $  206,410        $111,098      ($201,583)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                291,963         180,865        382,448
                                    ---------         -------        -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                   $  498,373        $291,963       $180,865
                                    =========         =======        =======

                          The accompanying notes are an integral
                            part of these financial statements



                                     -F10-

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


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


                                     -F11-

General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership.

      An affiliate of the General Partner owned 30,465(16.1%) and 27,244(23.5%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2000.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      Each Partnership Agreement allocates costs and income between the Limited Partners and General Partner as follows:

                                    Before Payout(1)       After Payout(1)
                                   ------------------    -------------------
                                   General   Limited     General    Limited
                                   Partner   Partners    Partner    Partners
                                   -------   --------    -------    --------
          Costs
-------------------------

Sales commissions, payment
   for organization and
   offering costs and
   acquisition fee                   1%        99%          -          -
Property Acquisition Costs           1%        99%          1%        99%
General and administrative
   costs and direct
   administrative costs(2)           5%        95%         15%        85%



                                     -F12-

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

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) If at payout the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners' subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.

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



                                     -F13-

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates per equivalent barrel of oil produced during the years ended December 31, 2000, 1999, and 1998 were as follows:

            Partnership         2000      1999        1998
            -----------         -----     -----       -----

                P-7             $1.77     $1.53       $7.13
                P-8              1.65      1.36        5.72


      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 2000, 1999, and 1998, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership          2000          1999            1998
            -----------       ----------     --------       ----------
                 P-7               -             -          $1,664,601
                 P-8               -             -             798,075


The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.





                                     -F14-

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

      Also included in accounts receivable (payable)- Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual



                                     -F15-
amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2000, 1999, and 1998:


            Partnership         2000           1999           1998
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


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


3.    MAJOR CUSTOMERS




                                     -F16-

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2000, 1999, and 1998:


   Partnership              Purchaser                       Percentage
   -----------       ----------------------          ------------------------
                                                     2000     1999      1998
                                                     -----    -----     -----

       P-7           National Cooperative
                       Refinery Association
                       ("NCRA")                      29.1%    23.7%     23.3%
                     Scurlock Permian Corp.
                       ("Scurlock")                  12.8%    14.7%     14.4%
                     Hunt Oil Company                  - %    10.3%       - %

       P-8           NCRA                            27.6%    22.3%     22.2%
                     El Paso Energy
                       Marketing Company             10.5%    10.8%     13.0%
                     Scurlock                        10.2%    11.8%     11.8%


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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2000 and 1999 were as follows:




                                     -F17-

                                 P-7 Partnership
                                 ---------------

                                                2000              1999
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $14,122,306       $14,640,090

Accumulated depletion and
   valuation allowance                      ( 11,797,071)     ( 12,386,518)
                                              ----------        ----------
   Net Profits Interests, net                $ 2,325,235       $ 2,253,572
                                              ==========        ==========


                                 P-8 Partnership
                                 ---------------

                                                2000              1999
                                            ------------      -------------

Net Profits Interests in proved
   oil and gas properties                     $8,546,781        $8,785,706

Accumulated depletion and
   valuation allowance                       ( 7,191,773)      ( 7,471,903)
                                               ---------         ---------

   Net Profits Interests, net                 $1,355,008        $1,313,803
                                               =========         =========


      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2000, 1999, and 1998. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.


   Partnership                        2000           1999           1998
   ------------                     --------       --------       --------

         P-7                        $372,668       $147,771       $202,852
         P-8                         227,113        100,393        118,875






                                     -F18-

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





                                     -F19-




                                            P-7 Partnership             P-8 Partnership
                                      --------------------------  --------------------------
                                        Crude            Natural     Crude        Natural
                                         Oil               Gas        Oil           Gas
                                      (Barrels)           (Mcf)     (Barrels)      (Mcf)
                                      -----------    -----------  -----------    -----------

Proved reserves, December 31, 1997     1,000,473      3,337,475      571,477      2,194,098
   Production                         (   98,774)    (  511,563)    ( 58,417)    (  364,998)
   Sales of minerals in place         (      427)    (   90,022)    (    498)    (   55,433)
   Extensions and discoveries             15,177        432,900        9,644        257,165
   Revisions of previous
      estimates                       (  392,952)       550,527     (223,511)       599,114
                                       ---------      ---------     ---------      ---------
Proved reserves, December 31, 1998       523,497      3,719,317      298,695      2,629,946
   Production                         (  100,309)    (  490,044)    ( 59,557)    (  367,289)
   Extensions and discoveries             99,967         54,605       61,611         35,940
   Revisions of previous
      estimates                          366,371        354,751      211,033        318,178
                                       ---------      ---------     ---------      ---------
Proved reserves, December 31, 1999       889,526      3,638,629      511,782      2,616,775
   Production                         (   91,382)    (  441,284)    ( 54,441)    (  329,468)
   Sales of minerals in place         (   25,033)    (   17,659)    ( 13,075)    (    9,322)
   Extensions and discoveries             33,376         25,904       20,569         15,962
   Revisions of previous
      estimates                           23,372        669,601       18,384        418,281
                                       ---------      ---------     ---------      ---------
Proved reserves, December 31, 2000       829,859      3,875,191      483,219      2,712,228
                                       =========      =========     =========      =========
PROVED DEVELOPED RESERVES:
   December 31, 1998                     523,497      3,719,317      298,676      2,629,739
                                       =========      =========     =========      =========
   December 31, 1999                     889,526      3,638,629      511,763      2,616,568
                                       =========      =========     =========      =========
   December 31, 2000                     829,859      3,875,191      483,199      2,712,021
                                       =========      =========     =========      =========




                                     -F20-

      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following summary sets forth the estimated future net cash flows as of December 31, 2000 relating to the proved reserves attributable to the
Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                    P-7 Partnership         P-8 Partnership
                                    ---------------         ---------------
Future cash inflows                   $46,910,260             $30,184,772
Future production and
   development costs                 ( 15,624,584)           (  9,469,309)
                                       ----------              ----------

      Future net cash flows           $31,285,676             $20,715,463

10% discount to reflect
   timing of cash flows              ( 15,227,532)           (  9,805,969)
                                      ----------               ----------

Standardized measure of
   discounted future
   net cash flows                     $16,058,144             $10,909,494
                                       ==========              ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' estimated future cash inflows as of December 31, 2000 were determined using the following year end prices:

               Partnership         Oil (per Bb1)       Gas (per Mcf)
               -----------         -------------       -------------
                   P-7                $30.68               $5.41
                   P-8                 30.64                5.57



                                     -F21-

5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                                         P-7 Partnership
                                         ---------------

                                                     2000

                    ------------------------------------------------------------
                      First            Second            Third          Fourth
                     Quarter           Quarter          Quarter         Quarter
                    ---------         ---------        ----------      ---------

Total Revenues      $ 673,743         $ 834,246        $1,026,230      $861,347
Gross Profit (1)      601,984           766,922           970,651       764,849
Net Income            534,533           715,292           916,685       713,171
Limited Partners'
   Net Income
   Per Unit              2.68              3.59              4.60          3.57



                                                     1999

                    ------------------------------------------------------------
                      First            Second            Third          Fourth
                     Quarter           Quarter          Quarter         Quarter
                    ---------         ---------        ----------      ---------

Total Revenues      $ 162,766         $ 343,730        $  536,409     $ 387,710
Gross Profit (1)       51,738           242,582           420,020       438,225
Net Income (Loss)  (   14,807)          188,994           367,809       387,689
Limited Partners'
   Net Income(Loss (      .10)              .93              1.83          1.96
   Per Unit
-------------------------
(1)   Total revenues less depletion of Net Profits Interests.




                                     -F22-

                                         P-8 Partnership
                                         ---------------

                                                     2000
                       ---------------------------------------------------------
                         First            Second          Third         Fourth
                        Quarter           Quarter        Quarter        Quarter
                       ---------         ---------      ---------      ---------

Total Revenues          $437,618          $517,241       $622,902       $618,207
Gross Profit (1)         396,091           478,446        589,173        551,986
Net Income               354,675           446,404        555,710        519,895
Limited Partners'
   Net Income
   Per Unit                 2.89              3.64           4.53           4.23


                                                     1999

                       ---------------------------------------------------------
                         First            Second          Third         Fourth
                        Quarter           Quarter        Quarter        Quarter
                       ---------         ---------      ---------      ---------

Total Revenues          $116,179          $242,406       $344,333       $305,596
Gross Profit (1)          54,071           183,393        280,163        326,358
Net Income                13,058           150,360        248,017        295,244
Limited Partners'
   Net Income
   Per Unit                  .09              1.21           2.00           2.43
----------------------
(1) Total revenues less depletion of Net Profits Interests.




                                     -F23-

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

*23.1       Consent  of  Ryder   Scott   Company,    L.P.    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-7.




                                     -F24-

*23.2       Consent  of  Ryder   Scott   Company,    L.P.    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-8.


            All other Exhibits are omitted as inapplicable.

            -----------------
            * Filed herewith.


                                     -F25-