Form 10-Q
period 2002-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2002-11-14
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2002


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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  630,201       $  349,737
   Accounts receivable:
      Net Profits                                 319,774          128,950
                                               ----------       ----------
        Total current assets                   $  949,975       $  478,687

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,497,039        2,633,845
                                               ----------       ----------
                                               $3,447,014       $3,112,532
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  108,090)     ($  123,150)
   Limited Partners, issued and
      outstanding, 188,702 units                3,555,104        3,235,682
                                               ----------       ----------
        Total Partners' capital                $3,447,014       $3,112,532
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                                --------        --------

REVENUES:
   Net Profits                                  $537,608        $237,881
   Interest income                                 1,295           3,479
                                                --------        --------
                                                $538,903        $241,360

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 45,764        $ 45,217
   General and administrative
      (Note 2)                                    53,988          53,117
                                                --------        --------
                                                $ 99,752        $ 98,334
                                                --------        --------

NET INCOME                                      $439,151        $143,026
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 23,723        $  8,786
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $415,428        $134,240
                                                ========        ========
NET INCOME per unit                             $   2.20        $   0.71
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                             ------------       -----------

REVENUES:
   Net Profits                                $1,290,855        $1,701,623
   Interest income                                 2,159            15,814
   Loss on sale of Net Profits
      Interests                                        -       (       252)
                                              ----------        ----------
                                              $1,293,014        $1,717,185

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  193,558        $  167,113
   General and administrative
      (Note 2)                                   176,239           173,269
                                              ----------        ----------
                                              $  369,797        $  340,382
                                              ----------        ----------

NET INCOME                                    $  923,217        $1,376,803
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   53,795        $   74,734
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  869,422        $1,302,069
                                              ==========        ==========
NET INCOME per unit                           $     4.61        $     6.90
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $923,217        $1,376,803
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                193,558           167,113
      Loss on sale of Net Profits
        Interests                                      -               252
      (Increase) decrease in accounts
        receivable - Net Profits               ( 190,824)          166,589
                                                --------        ----------
Net cash provided by operating
   activities                                   $925,951        $1,710,757
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 56,752)      ($  239,479)
                                                --------        ----------
Net cash used by investing activities          ($ 56,752)      ($  239,479)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($588,735)      ($1,905,219)
                                                --------        ----------
Net cash used by financing
   activities                                  ($588,735)      ($1,905,219)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $280,464       ($  433,941)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           349,737           633,461
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $630,201        $  199,520
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                              September 30,     December 31,
                                                  2002              2001
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  461,057        $  280,416
   Accounts receivable:
      Net Profits                                 216,047            95,199
                                               ----------        ----------
        Total current assets                   $  677,104        $  375,615

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,460,656         1,543,676
                                               ----------        ----------
                                               $2,137,760        $1,919,291
                                               ==========        ==========



                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   46,599)      ($   56,816)
   Limited Partners, issued and
      outstanding, 116,168 units                2,184,359         1,976,107
                                               ----------        ----------
        Total Partners' capital                $2,137,760        $1,919,291
                                               ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $357,781          $194,816
   Interest income                                   948             3,101
                                                --------          --------
                                                $358,729          $197,917

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 30,359          $ 30,277
   General and administrative
      (Note 2)                                    33,808            32,985
                                                --------          --------
                                                $ 64,167          $ 63,262
                                                --------          --------

NET INCOME                                      $294,562          $134,655
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 15,895          $  7,789
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $278,667          $126,866
                                                ========          ========
NET INCOME per unit                             $   2.40          $   1.10
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        ----------

REVENUES:
   Net Profits                                  $889,618        $1,247,729
   Interest income                                 1,843            13,256
   Loss on sale of Net Profits
      Interests                                        -       (       121)
                                                --------        ----------
                                                $891,461        $1,260,864

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $119,493        $  104,987
   General and administrative
      (Note 2)                                   115,190           113,199
                                                --------        ----------
                                                $234,683        $  218,186
                                                --------        ----------

NET INCOME                                      $656,778        $1,042,678
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 37,526        $   55,671
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $619,252        $  987,007
                                                ========        ==========
NET INCOME per unit                             $   5.33        $     8.50
                                                ========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                                ========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $656,778        $1,042,678
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                119,493           104,987
      Loss on sale of Net Profits
        Interests                                      -               121
      (Increase) decrease in accounts
        receivable - Net Profits               ( 120,848)          122,596
                                                --------        ----------
Net cash provided by operating
   activities                                   $655,423        $1,270,382
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 36,473)      ($  148,312)
                                                --------        ----------
Net cash used by investing activities          ($ 36,473)      ($  148,312)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($438,309)      ($1,386,828)
                                                --------        ----------
Net cash used by financing activities          ($438,309)      ($1,386,828)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $180,641       ($  264,758)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           280,416           498,373
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $461,057        $  233,615
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2002, statements of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $4,329                  $ 49,659
               P-8                    3,238                    30,570

      During the nine months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $27,262                  $148,977
               P-8                   23,480                    91,710

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $56,752. These costs were indirectly incurred as a result of drilling and recompletion activities on one large unitized property, the Pecos Valley Unit in Pecos County, Texas. In addition, during the nine months ended September 30, 2001, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $239,479 and $148,312, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on two large unitized properties, the North Riley Unit and the Robertson North Unit, both located in Gaines County, Texas.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to February 28, 2004.

      NEW ACCOUNTING PRONOUNCEMENTS

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues.

      The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:


          *  The worldwide and domestic supplies of oil and natural gas;
          * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
          * Political instability or armed conflict in oil-producing regions or around major shipping areas;
          *  The level of consumer demand and overall economic activity;
          *  The competitiveness of alternative fuels;
          *  Weather  conditions;
          *  The availability of pipelines for transportation; and
          *  Domestic and foreign government regulations and taxes.


      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity. It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain.

      Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                 P-7 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             987,135        4,013,307
         Production                             ( 65,988)      (  254,734)
         Extensions and discoveries               24,472           23,597
         Revisions of previous
            estimates                             33,607           16,804
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            979,226        3,798,974
                                                 =======        =========


                                 P-8 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             581,477        2,812,267
         Production                             ( 40,523)      (  209,527)
         Extensions and discoveries               14,534           12,929
         Revisions of previous
            estimates                             19,142           46,049
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            574,630        2,661,718
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of December 31, 2001 and September 30, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were $16.75 per barrel and $2.65 per Mcf as of December 31, 2001 and $27.25 per barrel and $3.76 per Mcf as of September 30, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to the date the net present value was estimated. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves will actually be realized for such production.

                                   Net Present Value of Reserves
                                 ---------------------------------
            Partnership           12/31/01               9/30/02
            -----------          ----------            -----------
                  P-7            $6,076,323            $10,965,770
                  P-8            $4,102,966            $ 7,227,591


      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $537,608         $237,881
      Barrels produced                              18,301           13,785
      Mcf produced                                  86,102           85,796
      Average price/Bbl                           $  27.38         $  25.37
      Average price/Mcf                           $   2.90         $   2.51

      As shown in the table above, total Net Profits increased $299,727 (126.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $115,000 was related to an increase in volumes of oil sold, (ii) $114,000 was related to a decrease in production expenses, and (iii) $37,000 and $34,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 4,516 barrels and 306 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2001. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002, which increase was substantially offset by a negative prior period gas balancing adjustment on another significant well during the three months ended September 30, 2002. The decrease in production expenses was primarily due to (i) a negative prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002, (ii) workover expenses incurred on another significant well during the three months ended September 30, 2001, and (iii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Average oil and gas prices increased to $27.38 per barrel and $2.90 per Mcf, respectively, for the three months ended September 30, 2002 from $25.37 per barrel and $2.51 per Mcf, respectively, for the three months ended September 30, 2001.

      Depletion of Net Profits Interests increased $547 (1.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, this expense decreased to 8.5% for the three months ended September 30, 2002 from 19.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $871 (1.6%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses decreased to 10.0% for the three months ended September 30, 2002 from 22.3% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Net Profits                               $1,290,855        1,701,623
      Barrels produced                              65,988           53,128
      Mcf produced                                 254,734          304,011
      Average price/Bbl                         $    22.77       $    26.03
      Average price/Mcf                         $     2.60       $     4.17

      As shown in the table above, total Net Profits decreased $410,768 (24.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $215,000 and $401,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $205,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately (i) $335,000 related to an increase in volumes of oil sold and (ii) $75,000 related to a decrease in production expenses. Volumes of oil sold increased 12,860 barrels, while volumes of gas sold decreased 49,277 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2002 and (ii) an increase in production on another significant well due to the successful recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to
      (i) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2002, (ii) a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2001, and (iii) normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a negative prior period lease operating expense adjustment on one significant well during the nine months ended September 30, 2002, and (iii) workover expenses incurred on another significant well during the nine months ended September 30, 2001. These decreases were partially offset by an increase in workover expenses incurred on two wells within the same unit during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $22.77 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.03 per barrel and $4.17 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests increased $26,445 (15.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on two large unitized properties during the nine months ended September 30, 2002 and (ii) the increase in volumes of oil sold. As a percentage of Net Profits, this expense increased to 15.0% for the nine months ended September 30, 2002 from 9.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,970 (1.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 13.7% for the nine months ended September 30, 2002 from 10.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $16,243,916 or 86.08% of the Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $357,781         $194,816
      Barrels produced                              11,277            9,029
      Mcf produced                                  66,669           71,111
      Average price/Bbl                           $  27.52         $  25.08
      Average price/Mcf                           $   2.84         $   2.59

      As shown in the table above, total Net Profits increased $162,965 (83.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $74,000 was related to a decrease in production expenses, (ii) $56,000 was related to an increase in volumes of oil sold, and (iii) $28,000 and $17,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 2,248 barrels, while volumes of gas sold decreased 4,442 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to a negative gas balancing adjustment on one significant well during the three months ended September 30, 2002, which decrease was partially offset by a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2002. The decrease in production expenses was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2001, (ii) a negative prior period lease operating expense adjustment on another significant well during the three months ended September 30, 2002, and (iii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Average oil and gas prices increased to $27.52 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2002 from $25.08 per barrel and $2.59 per Mcf, respectively, for the three months ended September 30, 2001.

      Depletion of Net Profits Interests remained relatively constant for the three months ended September 30, 2002 and 2001. As a percentage of Net Profits, this expense decreased to 8.4% for the three months ended September 30, 2002 from 15.5% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $823 (2.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses decreased to 9.3% for the three months ended September 30, 2002 from 16.9% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $889,618       $1,247,729
      Barrels produced                              40,523           33,073
      Mcf produced                                 209,527          235,990
      Average price/Bbl                           $  22.83       $    25.87
      Average price/Mcf                           $   2.58       $     4.28

      As shown in the table above, total Net Profits decreased $358,111 (28.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $123,000 and

      $357,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $114,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of approximately (i) $193,000 related to an increase in volumes of oil sold and (ii) $43,000 related to a decrease in production expenses. Volumes of oil sold increased 7,450 barrels, while volumes of gas sold decreased 26,463 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended
      September 30, 2002 and (ii) an increase in production on another significant well due to the successful recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2002, (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2001, and (iii) normal declines in production. The decrease in production expenses was primarily due to
      (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2001, and (iii) a negative prior period lease operating expense adjustment on another significant well during the nine months ended September 30, 2002. These decreases were partially offset by an increase in workover expenses incurred on two wells within the same unit during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $22.83 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.87 per barrel and $4.28 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests increased $14,506 (13.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on two large unitized properties during the nine months ended September 30, 2002 and (ii) the increase in volumes of oil sold. As a percentage of Net Profits, this expense increased to 13.4% for the nine months ended September 30, 2002 from 8.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,991 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 12.9% for the nine months ended September 30, 2002 from 9.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $10,497,583 or 90.37% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

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


                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-7
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-8

                                        (Registrant)

                                        BY:   GEODYNE RESOURCES, INC.

                                              General Partner


Date:  November 14, 2002                By:       /s/Dennis R. Neill
                                            --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2002                By:      /s/Craig D. Loseke
                                            --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-7;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-8;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.