Form 10-Q/A
period 2002-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2003-01-08
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

                               FIRST AMENDMENT TO
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


                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-7
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                        INCOME LIMITED PARTNERSHIP P-8

                                        (Registrant)

                                        BY:   GEODYNE RESOURCES, INC.

                                              General Partner


Date:  January 8, 2003                  By:       /s/Dennis R. Neill
                                            --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  January 8, 2003                  By:      /s/Craig D. Loseke
                                            --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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