Form 10-Q
period 2003-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2003-05-14
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003


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
                                 (Unaudited)


                                    ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  627,932       $  857,086
   Accounts receivable:
      Net Profits                                 191,651          188,969
                                               ----------       ----------
        Total current assets                   $  819,583       $1,046,055

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,010,890        2,611,743
                                               ----------       ----------
                                               $3,830,473       $3,657,798
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   89,004)     ($  102,748)
   Limited Partners, issued and
      outstanding, 188,702 units                3,919,477        3,760,546
                                               ----------       ----------
        Total Partners' capital                $3,830,473       $3,657,798
                                               ==========       ==========




           The accompanying condensed notes are an integral part of
                         these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Net Profits                                  $775,948        $125,277
   Interest income                                 1,271             820
                                                --------        --------
                                                $777,219        $126,097

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 74,414        $ 60,534
   General and administrative
      (Note 2)                                    62,333          67,906
                                                --------        --------
                                                $136,747        $128,440
                                                --------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $640,472       ($  2,343)

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           400               -
                                                --------        --------

NET INCOME                                      $640,872       ($  2,343)
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 34,941        $  2,263
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $605,931       ($  4,606)
                                                ========        ========
NET INCOME per unit                             $   3.21       ($    .02)
                                                ========        ========
UNITS OUTSTANDING                                188,702         188,702
                                                ========        ========



           The accompanying condensed notes are an integral part of
                         these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $640,872       ($  2,343)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     400)              -
      Depletion of Net Profits
        Interests                                 74,414          60,534
      (Increase) decrease in accounts
        receivable - Net Profits               ( 317,540)         36,494
                                                --------        --------
Net cash provided by operating
   activities                                   $397,346        $ 94,685
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($158,303)      ($ 51,282)
                                                --------        --------
Net cash used by investing activities          ($158,303)      ($ 51,282)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($468,197)      ($264,589)
                                                --------        --------
Net cash used by financing
   activities                                  ($468,197)      ($264,589)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($229,154)      ($221,186)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           857,086         349,737
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $627,932        $128,551
                                                ========        ========


           The accompanying condensed notes are an integral part of
                         these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                                March 31,       December 31,
                                                  2003              2002
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  464,778        $  611,298
   Accounts receivable:
      Net Profits                                 120,267           137,849
                                               ----------        ----------
        Total current assets                   $  585,045        $  749,147

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,818,666         1,529,804
                                               ----------        ----------
                                               $2,403,711        $2,278,951
                                               ==========        ==========



                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   33,631)      ($   43,633)
   Limited Partners, issued and
      outstanding, 116,168 units                2,437,342         2,322,584
                                               ----------        ----------
        Total Partners' capital                $2,403,711        $2,278,951
                                               ==========        ==========




           The accompanying condensed notes are an integral part of
                         these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $541,387          $114,119
   Interest income                                   948               763
                                                --------          --------
                                                $542,335          $114,882

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 43,702          $ 38,314
   General and administrative
      (Note 2)                                    42,164            46,455
                                                --------          --------
                                                $ 85,866          $ 84,769
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $456,469          $ 30,113

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,862                 -
                                                --------          --------

NET INCOME                                      $461,331          $ 30,113
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 24,573          $  3,000
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $436,758          $ 27,113
                                                ========          ========
NET INCOME per unit                             $   3.76          $    .23
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========



           The accompanying condensed notes are an integral part of
                         these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $461,331        $ 30,113
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   4,862)              -
      Depletion of Net Profits
        Interests                                 43,702          38,314
      Increase in accounts receivable -
        Net Profits                            ( 213,616)              -
      Decrease in accounts receivable -
        General Partner                                -          29,143
                                                --------        --------
Net cash provided by operating
   activities                                   $286,555        $ 97,570
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 96,504)      ($ 32,436)
                                                --------        --------
Net cash used by investing activities          ($ 96,504)      ($ 32,436)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($336,571)      ($188,029)
                                                --------        --------
Net cash used by financing activities          ($336,571)      ($188,029)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($146,520)      ($122,895)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           611,298         280,416
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $464,778        $157,521
                                                ========        ========


           The accompanying condensed notes are an integral part of
                         these financial statements.

 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2003, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the
      "Partnerships"),  without  audit.  In  the  opinion  of  management  the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended
      December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - net profits, in the following approximate amounts for each
      Partnership:

                                              Increase in
                                              Net Income
                                               for the
                              Change in       Change in         Asset
                             Net Profits      Accounting      Retirement
           Partnerships       Interests       Principle       Obligation
           ------------      -----------      ----------      ----------
               P-7             $311,000         $  400         $311,000
               P-8              234,000          5,000          229,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the P-7 and P-8 Partnerships recognized approximately $6,000 and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the P-7 and P-8 Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $7,000 and $4,000, respectively, respectively.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                   $12,674                 $49,659
               P-8                    11,594                  30,570

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2003, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $158,303 and $96,504, respectively. These costs were indirectly incurred as a result of drilling activities on one large unitized property, the Robertson North Unit in Gaines County, Texas. In addition, during the three months ended March 31, 2002, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $51,282 and $32,436, respectively. These costs were indirectly incurred as a result of drilling and recompletion activities on one large unitized property, the Pecos Valley Unit in Pecos County, Texas.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning
      after June 15, 2002 (January 1, 2003 for the Partnerships).       On
      January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                              Increase in
                                              Net Income
                                               for the
                              Change in       Change in         Asset
                             Net Profits      Accounting      Retirement
           Partnerships       Interests       Principle       Obligation
           ------------      -----------      ----------      ----------
               P-7             $311,000         $  400         $311,000
               P-8              234,000          5,000          229,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the P-7 and P-8 Partnerships recognized approximately $6,000 and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                P-7 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             947,225        4,419,130
         Production                             ( 20,060)      (  107,886)
         Extensions and discoveries                  947              367
         Revisions of previous
            estimates                             24,012          345,103
                                                 -------        ---------

      Proved reserves, March 31, 2003            952,124        4,656,714
                                                 =======        =========


                                P-8 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             556,658        3,047,476
         Production                             ( 12,300)      (   77,700)
         Extensions and discoveries                  569              209
         Revisions of previous
            estimates                             13,809          192,809
                                                 -------        ---------

      Proved reserves, March 31, 2003            558,736        3,162,794
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

     The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                                   Net Present Value of Reserves
                                 ---------------------------------
            Partnership             3/31/03              12/31/02
            -----------          -----------           -----------
                  P-7            $12,730,947           $12,899,551
                  P-8              8,591,655             8,722,482


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions;
      *     The availability of pipelines for transportation; and
      *     Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      P-7 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $775,948         $125,277
      Barrels produced                              20,060           16,964
      Mcf produced                                 107,886           84,476
      Average price/Bbl                           $  32.22         $  18.62
      Average price/Mcf                           $   4.50         $   1.96

      Total Net Profits increased $650,671 (519.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $273,000 and $274,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 3,096 barrels and 23,410 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to the timing of oil deliveries in 2003 on several wells in one unit. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment on one significant well during the three months ended March 31, 2003. A decrease in production expenses primarily due to a decrease in workover expenses on several wells within one unit during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was substantially offset by an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $32.22 per barrel and $4.50 per Mcf, respectively, for the three months ended March 31, 2003 from $18.62 per barrel and $1.96 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests increased $13,880 (22.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at March 31, 2003. As a percentage of Net Profits, this expense decreased to 9.6% for the three months ended March 31, 2003 from 48.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $5,573 (8.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 8.0% for the three months ended March 31, 2003 from 54.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited Partners through March 31,
      2003  were   $17,017,916   or  90.18%  of  Limited   Partners'   capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $541,387         $114,119
      Barrels produced                              12,300           10,591
      Mcf produced                                  77,700           73,290
      Average price/Bbl                           $  32.27         $  18.74
      Average price/Mcf                           $   4.73         $   2.03

      Total Net Profits increased $427,268 (374.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $166,000 and $209,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 1,709 barrels and 4,410 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to the timing of oil deliveries in 2003 on several wells in one unit. A decrease in production expenses primarily due to a decrease in workover expenses on several wells within two units during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was substantially offset by an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $32.27 per barrel and $4.73 per Mcf, respectively, for the three months ended March 31, 2003 from $18.74 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests increased $5,388 (14.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 8.1% for the three months ended March 31, 2003 from 33.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,291 (9.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 7.8% for the three months ended March 31, 2003 from 40.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited Partners through March 31,
      2003  were   $11,053,583   or  95.15%  of  Limited   Partners'   capital
      contributions.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2003:

                  Date of Event:                January 28, 2003
                  Date Filed with SEC:          January 28, 2003
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 14, 2003                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 14, 2003                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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