Form 10-K
period 2004-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2005-03-30
CIK 888240, 888239

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
         -----

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................15
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......15

PART II.....................................................................15
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......15
      ITEM 6.     SELECTED FINANCIAL DATA...................................17
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................20
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................31
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............31
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................31
      ITEM 9A.    CONTROLS AND PROCEDURES...................................31
      ITEM 9B.    OTHER INFORMATION.........................................32

PART III....................................................................32
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...32
      ITEM 11.    EXECUTIVE COMPENSATION....................................33
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................37
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............38
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................39

PART IV.....................................................................40
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................40

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2004 Samson owned interests in approximately 16,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Australia. At December 31, 2004, Samson operated approximately 5,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Australia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2005, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date through December 31, 2005. The General Partner has not determined whether it will further extend the term of either Partnership.


      Funding

      Although the Partnership Agreements permit each Partnership to incur a limited amount of borrowings, operations and expenses are currently funded out of revenues from each Partnership's Net Profits Interests. The General Partner may, but is not required to, advance funds to the Partnerships for the same purposes for which Partnership borrowings are authorized.


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


      Competition and Marketing

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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation; and
      *  Domestic and foreign government regulations and taxes.

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

      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2004:

Partnership                     Customer                          Percentage
-----------       ------------------------------------            ----------

    P-7           Occidental Energy Marketing, Inc.
                  ("Occidental")                                     24.0%
                  Hunt Oil Company ("Hunt")                          18.3%
                  ExxonMobil Oil Corporation ("Exxon")               11.3%

    P-8           Occidental                                         22.8%
                  Hunt                                               16.2%
                  Exxon                                              11.5%

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


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December, 31, 2004 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                                 Number of Wells(1)
                             -----------------------
               P/ship        Total      Oil      Gas
               ------        -----      ---      ---
                P-7          1,051      863      188
                P-8          1,196      882      314

-----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2004, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.


P-7 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----     ---------
Red 6 #1                Texas      OK        .0019      N/A      Dry Hole
Headlee Unit            Ector      TX        .0045      Gas      Producing
 (1 new well)
Robertson North
  Unit (37 new          Gaines     TX        .0223      Oil      Producing
  wells)


P-8 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----     ---------
Red 6 #1                Texas      OK        .0009      N/A      Dry Hole
Headlee Unit            Ector      TX        .0023      Gas      Producing
 (1 new well)
Robertson North
  Unit (37 new          Gaines     TX        .0138      Oil      Producing
  wells)

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data
                                P-7 Partnership
                                ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    2004             2003            2002
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     74,393           82,711          89,957
      Gas (Mcf)                     405,100          338,742         377,169

   Oil and gas sales(1):
      Oil                        $2,849,057       $2,407,893      $2,144,085
      Gas                         1,870,375        1,453,901       1,044,230
                                  ---------        ---------       ---------
        Total                    $4,719,432       $3,861,794      $3,188,315
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $38.30           $29.11          $23.83
      Per Mcf of gas                   4.62             4.29            2.77

-------------------
(1) These amounts differ from the Net Profits included in the P-7 Partnership's financial statements because they do not reflect the offset of $1,645,946, $1,650,013, and $1,214,321, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                --------------------------------------------
                                    2004             2003            2002
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     45,339           49,766          54,657
      Gas (Mcf)                     270,536          257,786         300,937

   Oil and gas sales(1):
      Oil                        $1,731,505       $1,448,496      $1,301,208
      Gas                         1,262,260        1,104,661         820,315
                                  ---------        ---------       ---------
        Total                    $2,993,765       $2,553,157      $2,121,523
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $38.19           $29.11          $23.81
      Per Mcf of gas                   4.67             4.29            2.73

-------------------
(1) These amounts differ from the Net Profits included in the P-8 Partnership's financial statements because they do not reflect the offset of $992,567, $1,004,748, $765,606, respectively, of production expenses incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2004 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2004. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively) were higher than the prices in effect on December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2004 to be higher than such estimates and values at December 31, 2003. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2004 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 2004(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  5,480,079
      Oil and liquids (Bbls)                                     1,520,139

   Net present value (discounted at 10% per annum)             $22,479,398

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  3,525,893
      Oil and liquids (Bbls)                                       897,719

   Net present value (discounted at 10% per annum)             $14,013,719

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


      Significant Properties

      As of December 31, 2004, affiliates of the Partnerships operated 24 (2%) and 27 (2%), respectively, of the P-7 and P-8 Partnerships' wells. The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico.


                   Significant Properties as of December 31, 2004
                   ----------------------------------------------

                            Wells
                         Operated by
                         Affiliates        Oil         Gas
                Total    ------------    Reserves    Reserves     Present
Basin           Wells    Number   %(1)    (Bbl)       (Mcf)        Value
-----------     -----    ------   ---   ---------   ---------   -----------

P-7 P/ship:
  Permian         933       9      1%   1,463,841   3,739,764   $19,204,844
  Anadarko         22      14     64%      29,261   1,673,167     2,902,428


P-8 P/ship:
  Permian       1,339       9      1%     867,169   2,393,888   $11,682,557
  Anadarko         31      17     55%      15,439   1,099,784     2,083,991
------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2004 as compared to December 31, 2003, were significant to the Partnerships.

      The P-7 and P-8 Partnerships' estimated proved reserves increased approximately 366,000 and 210,000 barrels of oil equivalent, respectively, in the Pecos Val (5400 Dev Ut) located in Pecos County, Texas from December 31, 2003 to December 31, 2004. This increase was primarily due to a revised forecast in reserves based on actual production experience.

      The P-7 and P-8 Partnerships' estimated proved reserves increased approximately 228,000 and 140,000 barrels of oil equivalent, respectively, in the Robertson North Unit located in Gaines County, Texas from December 31, 2003 to December 31, 2004. This increase was primarily due to the completion of several new wells in 2004 and a revised forecast in reserves based on actual production experience.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2004.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 28, 2005, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702              970
                P-8            116,168              850

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

                            Repurchase Offer Prices
                            -----------------------
                      2003                         2004                2005
           --------------------------    --------------------------    ----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $27    $26     $34    $31     $29    $27     $37    $34      $32
 P-8        28     27      38     32      29     27      38     34       32

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

      The following is a summary of cash distributions paid to the Limited Partners during 2003 and 2004 and the first quarter of 2005:

                              Cash Distributions
                              ------------------

                                  2003
                 -----------------------------------------
                  1st          2nd         3rd        4th
   P/ship         Qtr.         Qtr.        Qtr.       Qtr.
   ------        -----        -----       -----      -----
    P-7          $2.37        $ .82       $1.79      $3.66
    P-8           2.77         1.19        2.35       6.24



                                  2004                               2005
                 -----------------------------------------           -----
                  1st          2nd         3rd        4th             1st
   P/ship         Qtr.         Qtr.        Qtr.       Qtr.            Qtr.
   ------        -----        -----       -----      -----           -----
    P-7          $1.30        $2.32       $2.00      $2.87           $1.94
    P-8           1.77         2.50        1.85       3.12            2.20


ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                       2004            2003              2002             2001              2000
                                   ------------    ------------      ------------     ------------      ------------
   Net Profits                      $3,073,486      $2,211,781        $1,973,994       $2,042,635        $2,925,780

   Net Income:
      Limited Partners               2,358,687       2,003,873         1,401,864        1,478,593         2,725,533
      General Partner                  257,252         118,037            84,673           88,256           154,148
      Total                          2,615,939       2,121,910         1,486,537        1,566,849         2,879,681

   Limited Partners' Net
      Income per Unit                    12.50           10.62              7.43             7.84             14.44

   Limited Partners' Cash
      Distributions per Unit              8.49            8.64              4.65            10.18             11.51

   Total Assets                      4,885,661       4,239,795         3,657,798        3,112,532         3,571,495

   Partners' Capital (Deficit)
      Limited Partners               4,893,106       4,135,419         3,760,546        3,235,682         3,676,089
      General Partner              (    44,682)    (   103,881)      (   102,748)     (   123,150)      (   104,594)

   Number of Units
      Outstanding                      188,702         188,702           188,702          188,702           188,702




                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        2004              2003             2002             2001             2000
                                    ------------      ------------     ------------     ------------     ------------
   Net Profits                       $2,001,198        $1,548,409       $1,355,917       $1,478,510       $1,940,837

   Net Income:
      Limited Partners                1,536,003         1,668,506          991,477        1,117,968        1,776,728
      General Partner                   183,768           108,749           58,819           65,041           99,956
      Total                           1,719,771         1,777,255        1,050,296        1,183,009        1,876,684

   Limited Partners' Net
      Income per Unit                     13.22             14.36             8.53             9.62            15.29

   Limited Partners' Cash
      Distributions per Unit               9.24             12.55             5.54            12.43            11.82

   Total Assets                       2,991,015         2,631,433        2,278,951        1,919,291        2,258,820

   Partners' Capital (Deficit)
      Limited Partners                2,995,093         2,533,090        2,322,584        1,976,107        2,303,139
      General Partner               (    13,891)      (    29,971)     (    43,633)     (    56,816)     (    44,319)

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      *  Political instability  or armed  conflict in oil-producing  region   or
         around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation; and
      *  Domestic and foreign government regulations and taxes.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------


      Total Net Profits increased $861,705 (39.0%) in 2004 as compared to 2003. Of this increase, approximately (i) $683,000 and $132,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $285,000 was related to an increase in volumes of gas sold, and (iii) $4,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $242,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 8,318 barrels, while volumes of gas sold increased 66,358 Mcf in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in late 2003. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following the successful workovers of those wells during 2003 and 2004 and (ii) a positive prior period volume adjustment made by the operator on one significant well in 2004. These increases were partially offset by (i) normal declines in production, (ii) the sale of several wells in mid 2003, and (iii) a positive prior period volume adjustment on another significant well in 2003. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003 and
(ii) the sale of several wells during late 2003. These decreases were substantially offset by (i) workover expenses incurred on several wells during 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $38.30 per barrel and $4.62 per Mcf, respectively, in 2004 from $29.11 per barrel and $4.29 per Mcf, respectively, in 2003.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-7
Partnership sold certain oil and gas properties during 2003 and recognized a $440,609 gain on such sales. No such sales occurred during 2004.

      Depletion of Net Profits Interests decreased $70,828 (23.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) one significant well becoming substantially depleted in 2003 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 7.6% in 2004 from 13.8% in 2003. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.5% in 2004 from 10.4% in 2003. This percentage decrease was primarily due to the increase in Net Profits.

      The P-7 Partnership achieved payout during the second quarter of 2004. After payout, operations and revenues for the P-7 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $19,800,916 or 104.93% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total Net Profits increased $237,787 (12.0%) in 2003 as compared to 2002. Of this increase, approximately $437,000 and $516,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $173,000 and $106,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $436,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 7,246 barrels and 38,427 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in mid 2003. These decreases were partially offset by a positive prior period volume adjustment on one significant well in 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003, (ii) a negative prior period lease operating expense adjustment on one significant well in 2002, and (iii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $29.11 per barrel and $4.29 per Mcf, respectively, in 2003 from $23.83 per barrel and $2.77 per Mcf, respectively, in 2002.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-7
Partnership sold certain oil and gas properties during 2003 and recognized a $440,609 gain on such sales. No such sales occurred during 2002.

      Depletion of Net Profits Interests increased $42,642 (16.2%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property in 2003 and (ii) one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 13.8% in 2003 from 13.3% in 2002.

      General and administrative expenses increased $2,660 (1.2%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 10.4% in 2003 from 11.5% in 2002. This percentage decrease was primarily due to the increase in Net Profits.


                                P-8 Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total Net Profits increased $452,789 (29.2%) in 2004 as compared to 2003. Of this increase, approximately (i) $412,000 and $103,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $55,000 was related to an increase in volumes of gas sold, and (iii) $12,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $129,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,427 barrels, while volumes of gas sold increased 12,750 Mcf in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in late 2003. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following successful workovers during 2003 and 2004 and (ii) a positive prior period volume adjustment made by the operator on one significant well in 2004. These increases were partially offset by (i) normal declines in production, (ii) the sale of several wells in mid 2003, and (iii) a positive prior period volume adjustment on another significant well in 2003. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003 and (ii) the sale of several wells during late 2003. These decreases were partially offset by (i) workover expenses incurred on several wells during 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $38.19 per barrel and $4.67 per Mcf, respectively, in 2004 from $29.11 per barrel and $4.29 per Mcf, respectively, in 2003.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-8
Partnership sold certain oil and gas properties during 2003 and recognized a $555,967 gain on such sales. No such sales occurred during 2004.

      Depletion of Net Profits Interests decreased $50,433 (27.0%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) one significant well becoming substantially depleted in 2003 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.8% in 2004 from 12.1% in 2003. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.5% in 2004 from 9.7% in 2003. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $13,263,583 or 114.18% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total Net Profits increased $192,492 (14.2%) in 2003 as compared to 2002. Of this increase, approximately $264,000 and $402,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $117,000 and $118,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $239,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 4,891 barrels and 43,151 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in mid 2003. These decreases were partially offset by a positive prior period volume adjustment on one significant well in 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2003, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) negative prior period lease operating expense adjustments on two significant wells in 2002. Average oil and gas prices increased to $29.11 per barrel and $4.29 per Mcf, respectively, in 2003 from $23.81 per barrel and $2.73 per Mcf, respectively, in 2002.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-8
Partnership sold certain oil and gas properties during 2003 and recognized a $555,967 gain on such sales. No such sales occurred during 2002.

      Depletion of Net Profits Interests increased $25,308 (15.7%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling on one large unitized property in 2003 and (ii) one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 12.1% in 2003 from 11.9% in 2002.

      General and administrative expenses increased $2,333 (1.6%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 9.7% in 2003 from 10.9% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      The P-8 Partnership achieved payout during the fourth quarter of 2003. After payout, operations and revenues for the P-8 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrels of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales, less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2004, 2003, and 2002.

                             2004 Compared to 2003
                             ---------------------

                       Barrel of Oil               Average Proceeds per
                        Equivalent                Barrel of Oil Equivalent
              -----------------------------     --------------------------
P/ship         2004      2003      % Change      2004     2003    % Change
------        -------   -------    --------     ------   ------   --------

 P-7          141,910   139,168       2%        $21.66   $15.89      36%
 P-8           90,428    92,730      (2%)        22.13    16.70      33%


                             2003 Compared to 2002
                             ---------------------

                    Barrel of Oil                 Average Proceeds per
                      Equivalent                 Barrel of Oil Equivalent
              -----------------------------     --------------------------
P/ship         2003      2002      % Change      2003     2002    % Change
------        -------   -------    --------     ------   ------   --------

 P-7          139,168   152,819       (9%)      $15.89   $12.92      23%
 P-8           92,730   104,813      (12%)       16.70    12.94      29%



      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2004 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2004 would have remaining lives of approximately 20.4 and 19.8 years, respectively, for oil reserves and 13.5 and
13.0 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease from the oil and gas prices at December 31, 2004 may cause an increase or decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2011 (seven years from December 31, 2004).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Expenditures by the Affiliated Programs for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2004, 2003, and 2002, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled $686,894, $691,049, and $241,187, respectively. During 2004, 2003, and 2002, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled $420,275, $420,686, and $147,528, respectively. These costs were indirectly incurred as a result of drilling activities associated with several large unitized properties.

      The Partnerships sold certain Net Profits Interests during 2003. No such sales occurred during 2004. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2003, such proceeds to the P-7 Partnership were $489,541, while such proceeds to the P-8 Partnership were $602,905.

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the number of and value of properties considered for sale may increase. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production.

      The General Partner expects general and administrative expenses to increase substantially during 2005 and 2006 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2006.

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the Partnership Agreements. However, the General Partner may extend the term of each partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date to December 31, 2005.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The partnerships do not have any contractual obligations of the type required to be disclosed under this heading.


      Critical Accounting Policies

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


      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable(payable)-Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                     Increase in
                                    Net Income for
                  Increase in       the Change in             Asset
                  Net Profits        Accounting            Retirement
Partnership        Interests         Principle             Obligation
-----------       -----------       --------------         ----------

   P-7             $311,000            $  400              $311,000
   P-8              234,000             5,000               229,000

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the P-7 and P-8 Partnerships recognized approximately $16,000 and

$10,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2004. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2004 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


          Name                Age       Position with Geodyne
      ----------------        ---      -----------------------
      Dennis R. Neill          53      President and Director

      Judy K. Fox              54      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2004 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Samson Plaza, Two West 2nd Street, Tulsa, Oklahoma 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the

General Partner and its affiliates and charged to each Partnership during 2004, 2003, and 2002, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2004           2003           2002
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2004, 2003, and 2002:


                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2004

                                                                        Long Term Compensation
                                                                    -------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year        ($)       ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     --------   -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         2002        -          -           -             -            -           -            -
                        2003        -          -           -             -            -           -            -
                        2004        -          -           -             -            -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $106,072      -           -             -            -           -            -
                        2003     $107,814      -           -             -            -           -            -
                        2004     $115,517      -           -             -            -           -            -

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



                                                  Salary Reimbursements
                                                     P-8 Partnership
                                                     ---------------
                                          Three Years Ended December 31, 2004

                                                                        Long Term Compensation
                                                                    -------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 -------------------------          ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         2002        -          -           -            -              -           -           -
                        2003        -          -           -            -              -           -           -
                        2004        -          -           -            -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $65,298       -           -            -              -           -           -
                        2003     $66,370       -           -            -              -           -           -
                        2004     $71,112       -           -            -              -           -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------             ----------------

P-7 Partnership:
---------------

   Samson Resources Company                             40,496 (21.5%)

   ATL, Inc.                                            54,896 (29.1%)
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087

   All affiliates, directors, and officers of           40,496 (21.5%)
      the General Partner as a group and the
      General Partner (4 persons)


P-8 Partnership:
---------------

   Samson Resources Company                             34,535 (29.7%)

   All affiliates, directors, and officers of           34,535 (29.7%)
      the General Partner as a group and the
      General Partner (4 persons)


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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


      Audit Fees

      During 2004 and 2003, each Partnership paid the following audit fees:

                                                  2004        2003
                                                -------     -------

      Year-end audit per engagement letter      $21,560     $19,250
      1st quarter 10-Q review                       825         750
      2nd quarter 10-Q review                       825         750
      3rd quarter 10-Q review                       825         750

      Audit-Related Fees

      During 2004 and 2003 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2004 and 2003 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2004 and 2003 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

      (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners'
              Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.    Exhibit
---    -------

 4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.1 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.2 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.3 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.4 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.5 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.6 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.7 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.8 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.9 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

 4.10 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.11 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.17 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.18 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the   Sarbanes-Oxley  Act  of  2002  for  the  Geodyne
        Institutional/Pension Energy Income Limited Partnership P-7.

*32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the   Sarbanes-Oxley  Act  of  2002  for  the  Geodyne
        Institutional/Pension Energy Income Limited Partnership P-8.

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    March 30, 2005


                              By:   //s// Dennis R. Neill
                                    ------------------------------
                                       Dennis R. Neill
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:    //s//Dennis R. Neill     President and            March 30, 2005
       -------------------      Director (Principal
          Dennis R. Neill       Executive Officer)


       //s//Craig D. Loseke     Chief Accounting         March 30, 2005
       -------------------      Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

       //s//Judy K. Fox         Secretary                March 30, 2005
       -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 30, 2005

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,158,634        $  973,753
                                               ---------         ---------

         Total current assets                 $1,158,634        $  973,753

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               3,727,027         3,266,042
                                               ---------         ---------

                                              $4,885,661        $4,239,795
                                               =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $   37,237        $  208,257
                                               ---------         ---------

         Total current liabilities            $   37,237        $  208,257

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   44,682)      ($  103,881)
   Limited Partners, issued and
      outstanding 188,702 Units                4,893,106         4,135,419
                                               ---------         ---------

      Total Partners' capital                 $4,848,424        $4,031,538
                                               ---------         ---------

                                              $4,885,661        $4,239,795
                                               =========         =========




                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002


                                       2004             2003            2002
                                    ----------       ----------      ----------

REVENUES:
   Net Profits                      $3,073,486       $2,211,781      $1,973,994
   Interest income                       7,354            5,591           3,712
   Gain on sale of
      Net Profits Interests               -             440,609            -
                                     ---------        ---------       ---------

                                    $3,080,840       $2,657,981      $1,977,706

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  235,103       $  305,931      $  263,289
   General and administrative          229,798          230,540         227,880
                                     ---------        ---------       ---------

                                    $  464,901       $  536,471      $  491,169
                                     ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $2,615,939       $2,121,510      $1,486,537


   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -                 400            -
                                     ---------        ---------       ---------
NET INCOME                          $2,615,939       $2,121,910      $1,486,537
                                     =========        =========       =========

GENERAL PARTNER - NET INCOME        $  257,252       $  118,037      $   84,673
                                     =========        =========       =========

LIMITED PARTNERS - NET INCOME       $2,358,687       $2,003,873      $1,401,864
                                     =========        =========       =========

NET INCOME per Unit                 $    12.50       $    10.62      $     7.43
                                     =========        =========       =========

UNITS OUTSTANDING                      188,702          188,702         188,702
                                     =========        =========       =========

                          The accompanying notes are an integral
                            part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
             Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2001          $3,235,682      ($123,150)      $3,112,532
   Net income                    1,401,864         84,673        1,486,537
   Cash distributions          (   877,000)     (  64,271)     (   941,271)
                                 ---------        -------        ---------

Balance, Dec. 31, 2002          $3,760,546      ($102,748)      $3,657,798
   Net income                    2,003,873        118,037        2,121,910
   Cash distributions          ( 1,629,000)     ( 119,170)     ( 1,748,170)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,135,419      ($103,881)      $4,031,538
   Net income                    2,358,687        257,252        2,615,939
   Cash distributions          ( 1,601,000)     ( 198,053)     ( 1,799,053)
                                 ---------        -------        ---------

Balance, Dec. 31, 2004          $4,893,106      ($ 44,682)      $4,848,424
                                 =========        =======        =========


                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                        2004            2003            2002
                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,615,939      $2,121,910      $1,486,537
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -        (       400)           -
      Depletion of Net
         Profits Interests              235,103         305,931         263,289
      Gain on sale of
         Net Profits Interests             -        (   440,609)           -
      Net change in accounts
         receivable (accounts
         payable) - Net Profits     (   315,881)         79,513     (    60,019)
                                      ---------       ---------       ---------
   Net cash provided by
      operating activities           $2,535,161      $2,066,345      $1,689,807
                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  551,227)    ($  691,049)    ($  241,187)
   Proceeds from sale of
      Net Profits Interests                -            489,541            -
                                      ---------       ---------       ---------
   Net cash used by
      investing activities          ($  551,227)    ($  201,508)    ($  241,187)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,799,053)    ($1,748,170)    ($  941,271)
                                      ---------       ---------       ---------
   Net cash used by
      financing activities          ($1,799,053)    ($1,748,170)    ($  941,271)
                                      ---------       ---------       ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  184,881      $  116,667      $  507,349

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  973,753         857,086         349,737
                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $1,158,634      $  973,753      $  857,086
                                      =========       =========       =========

                          The accompanying notes are an integral
                            part of these financial statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 30, 2005

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  745,323        $  675,203
                                               ---------         ---------

         Total current assets                 $  745,323        $  675,203

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,245,692         1,956,230
                                               ---------         ---------

                                              $2,991,015        $2,631,433
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $    9,813        $  128,314
                                               ---------         ---------

   Total current liabilities                  $    9,813        $  128,314

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   13,891)      ($   29,971)
   Limited Partners, issued and
      outstanding 116,168 Units                2,995,093         2,533,090
                                               ---------         ---------

      Total Partners' capital                 $2,981,202        $2,503,119
                                               ---------         ---------
                                              $2,991,015        $2,631,433
                                               =========         =========


                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002


                                       2004             2003           2002
                                    ----------       ----------     ----------

REVENUES:
   Net Profits                      $2,001,198       $1,548,409     $1,355,917
   Interest income                       4,735            4,316          3,037
   Gain on sale of Net
      Profits Interests                   -             555,967           -
                                     ---------        ---------      ---------

                                    $2,005,933       $2,108,692     $1,358,954

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  136,275       $  186,708     $  161,400
   General and administrative          149,887          149,591        147,258
                                     ---------        ---------      ---------

                                    $  286,162       $  336,299     $  308,658
                                     ---------        ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,719,771       $1,772,393     $1,050,296

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                            -               4,862           -
                                     ---------        ---------      ---------

NET INCOME                          $1,719,771       $1,777,255     $1,050,296
                                     =========        =========      =========

GENERAL PARTNER - NET INCOME        $  183,768       $  108,749     $   58,819
                                     =========        =========      =========

LIMITED PARTNERS - NET INCOME       $1,536,003       $1,668,506     $  991,477
                                     =========        =========      =========

NET INCOME per Unit                 $    13.22       $    14.36     $     8.53
                                     =========        =========      =========

UNITS OUTSTANDING                      116,168          116,168        116,168
                                     =========        =========      =========


                          The accompanying notes are an integral
                            part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2004, 2003, and 2002


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2001         $1,976,107       ($ 56,816)      $1,919,291
   Net income                     991,477          58,819        1,050,296
   Cash distributions         (   645,000)      (  45,636)     (   690,636)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $2,322,584       ($ 43,633)      $2,278,951
   Net income                   1,668,506         108,749        1,777,255
   Cash distributions         ( 1,458,000)      (  95,087)     ( 1,553,087)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $2,533,090       ($ 29,971)      $2,503,119
   Net income                   1,536,003         183,768        1,719,771
   Cash distributions         ( 1,074,000)      ( 167,688)     ( 1,241,688)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $2,995,093       ($ 13,891)      $2,981,202
                                =========         =======        =========


                    The accompanying notes are an integral
                      part of these financial statements

                           GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                         2004            2003           2002
                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,719,771      $1,777,255     $1,050,296
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -        (     4,862)          -
      Depletion of Net
         Profits Interests               136,275         186,708        161,400
      Gain on sale of Net
         Profits Interests                  -        (   555,967)          -
      Net change in accounts
         receivable (accounts
         payable) - Net Profits      (   206,993)         31,639    (    42,650)
                                       ---------       ---------      ---------
   Net cash provided by
      operating activities            $1,649,053      $1,434,773     $1,169,046
                                       ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  337,245)    ($  420,686)   ($  147,528)
   Proceeds from sale of
      Net Profits Interests                 -            602,905           -
                                       ---------       ---------      ---------
   Net cash provided (used) by
      investing activities           ($  337,245)     $  182,219    ($  147,528)
                                       ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,241,688)    ($1,553,087)   ($  690,636)
                                       ---------       ---------      ---------
   Net cash used by
      financing activities           ($1,241,688)    ($1,553,087)   ($  690,636)
                                       ---------       ---------      ---------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS              $   70,120      $   63,905     $  330,882

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   675,203         611,298        280,416
                                       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $  745,323      $  675,203     $  611,298
                                       =========       =========      =========

                     The accompanying notes are an integral
                       part of these financial statements

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 2004, 2003, and 2002


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

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800 respectively. The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement").

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date to December 31, 2005. The General Partner has not determined whether it will further extend the term of either Partnership.

      An affiliate of the General Partner owned 40,376 (21.4%) and 33,970 (29.2%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2004.

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

      The P-7 and P-8 Partnerships achieved payout during the second quarter of 2004 and the fourth quarter of 2003, respectively. After payout, operations and revenues for the Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 2 to the table above.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales, which are included in the Partnerships' accounts receivable (accounts payable) - Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2004, 2003, and 2002 were as follows:

            Partnership         2004      2003        2002
            -----------         -----     -----       -----

                P-7             $1.66     $2.20       $1.72
                P-8              1.51      2.01        1.54

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2004.


      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (accounts payable)- Net Profits are the estimated asset retirement obligations (see "Asset Retirement Obligation") and the amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (accounts payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, asset retirement obligations, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Partnerships own interests in oil and gas properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation (included in accounts receivable-Net Profits), resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                    Increase in
                                    Net Income for
                  Increase in       the Change in          Asset
                  Net Profits       Accounting           Retirement
Partnership        Interests        Principle            Obligation
-----------       ------------    --------------          ----------

   P-7              $311,000         $  400                $311,000
   P-8               234,000          5,000                 229,000


      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time related discount factor. For the year ended December 31, 2004, the P-7 and P-8 Partnerships recognized approximately $16,000 and $10,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the years ended December 31, 2004 and 2003 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $317,713          $311,238
Additions and revisions                   (   5,538)             -
Settlements and disposals                      -            (  13,514)
Accretion expense                            14,732            19,989
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $326,907          $317,713
                                            =======           =======


                                 P-8 Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $234,524          $228,506
Additions and revisions                   (   5,496)             -
Settlements and disposals                      -            (  10,203)
Accretion expense                            10,958            16,221
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $239,986          $234,524
                                            =======           =======


      Had FAS No. 143 been adopted at January 1, 2002 the amount of the asset retirement obligation at that date and at December 31, 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the pro forma impact for the P-7 and P-8 Partnerships during the year ended December 31, 2002 would have been an increase in Depletion of Net Profits Interests of approximately $26,000 and $18,000, respectively.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2004, 2003, and 2002:

            Partnership         2004           2003           2002
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2004, 2003, and 2002:


   Partnership              Purchaser                     Percentage
   -----------       ----------------------          ---------------------
                                                     2004     2003      2002
                                                     -----    -----     -----
       P-7           Occidental Energy
                      Marketing, Inc.
                      ("Occidental")                 24.0%      -         -
                     Hunt Oil Company ("Hunt")       18.3%    15.9%     16.3%
                     ExxonMobil Oil
                      Corporation ("Exxon")          11.3%    33.1%     34.4%
                     Duke Energy Field
                      Services, Inc. ("Duke")          -      10.2%       -
                     Scurlock Permian Corp.            -      10.0%     12.4%


       P-8           Occidental                      22.8%      -         -
                     Hunt                            16.2%    13.8%     14.1%
                     Exxon                           11.5%    31.3%     32.6%
                     Duke                              -      10.6%       -

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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2004 and 2003 were as follows:


                                P-7 Partnership
                                ---------------

                                                2004              2003
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $16,147,582       $15,460,653

Accumulated depletion and
   valuation allowance                      ( 12,420,555)     ( 12,194,611)
                                              ----------        ----------
   Net Profits Interests, net                $ 3,727,027       $ 3,266,042
                                              ==========        ==========


                                P-8 Partnership
                                ---------------

                                                2004              2003
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $ 9,616,334       $ 9,195,977

Accumulated depletion and
   valuation allowance                      (  7,370,642)     (  7,239,747)
                                              ----------        ----------

   Net Profits Interests, net                $ 2,245,692       $ 1,956,230
                                              ==========        ==========

      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2004, 2003, and 2002. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.

  Partnership                        2004           2003(1)        2002
  ------------                     --------       --------       --------

        P-7                        $686,894       $691,049       $241,187
        P-8                         420,275        420,686        147,528

  ------------------

  (1) Excludes  the  estimated  asset  retirement  costs  for  the  P-7  and P-8
      Partnerships  of  approximately   $246,000  and  $174,000,   respectively,
      recorded as part of the FAS No. 143 implementation.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following table summarizes changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


                                                     P-7 Partnership                         P-8 Partnership
                                                 ----------------------------          ----------------------------
                                                   Crude            Natural              Crude            Natural
                                                    Oil               Gas                 Oil               Gas
                                                 (Barrels)           (Mcf)             (Barrels)           (Mcf)
                                                -----------       -----------          ---------        -----------

Proved reserves, December 31, 2001                 987,135         4,013,307            581,477          2,812,267
   Production                                   (   89,957)       (  377,169)          ( 54,657)        (  300,937)
   Extensions and discoveries                       25,945           186,465             12,058            105,899
   Revisions of previous
      estimates                                     24,102           596,527             17,780            430,247
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2002                 947,225         4,419,130            556,658          3,047,476
   Production                                   (   82,711)       (  338,742)          ( 49,766)        (  257,786)
   Sales of minerals in place                   (   19,374)       (  240,703)          ( 13,548)        (  332,085)
   Extensions and discoveries                      107,476           124,665             64,413             71,616
   Revisions of previous
      estimates                                    128,096           576,508             77,602            387,756
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2003               1,080,712         4,540,858            635,359          2,916,977
   Production                                   (   74,393)       (  405,100)          ( 45,339)        (  270,536)
   Extensions and discoveries                      225,680           315,285            137,225            173,999
   Revisions of previous
      estimates                                    288,140         1,029,036            170,474            705,453
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2004               1,520,139         5,480,079            897,719          3,525,893
                                                 =========         =========            =======          =========
PROVED DEVELOPED RESERVES:
   December 31, 2002                               947,225         4,419,130            556,636          3,047,267
                                                 =========         =========            =======          =========
   December 31, 2003                             1,080,712         4,540,858            635,337          2,916,770
                                                 =========         =========            =======          =========
   December 31, 2004                             1,520,139         5,480,079            897,699          3,525,689
                                                 =========         =========            =======          =========



5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2004 and 2003 are as follows:

                                 P-7 Partnership
                                 ---------------

                                                2004
                         ------------------------------------------------
                           First     Second         Third       Fourth
                          Quarter    Quarter       Quarter      Quarter
                          --------   --------      --------     --------

Total Revenues           $554,506    $892,202      $951,443     $682,689
Gross Profit (1)          488,792     820,405       903,818      632,722
Net Income                430,539     752,757       851,318      581,325
Limited Partners'
   Net Income
   Per Unit                  2.15        3.56          4.04         2.75



                                               2003
                          -----------------------------------------------
                           First     Second         Third       Fourth
                          Quarter    Quarter       Quarter      Quarter
                          --------   --------      --------     --------

Total Revenues           $777,219    $545,573      $960,108     $375,081
Gross Profit (1)          702,805     475,237       880,077      293,931
Net Income                640,872     415,359       823,757      241,922
Limited Partners'
   Net Income
   Per Unit                  3.21        2.08          4.13         1.20

-------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-8 Partnership
                                 ---------------


                                                 2004
                        ------------------------------------------------
                          First        Second        Third       Fourth
                         Quarter       Quarter      Quarter      Quarter
                        --------      ---------     --------    --------

Total Revenues           $373,067      $572,467     $591,261     $469,138
Gross Profit (1)          334,378       530,776      563,946      440,558
Net Income                296,624       483,348      531,259      408,540
Limited Partners'
   Net Income
   Per Unit                  2.27          3.71         4.10         3.14


                                               2003
                        ------------------------------------------------
                          First        Second       Third        Fourth
                         Quarter       Quarter      Quarter      Quarter
                        --------      ---------     --------     --------

Total Revenues          $542,335       $387,427     $888,666     $290,264
Gross Profit (1)         498,633        345,101      840,528      237,722
Net Income               461,331        304,905      805,615      205,404
Limited Partners'
   Net Income
   Per Unit                 3.76           2.48         6.57         1.55



----------------------
(1) Total revenues less depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------


No.     Description
----    -----------

4.1 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.1 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.2 Agreement of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.2 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.3 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.4 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.4 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.5 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.5 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.6 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.7 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.8 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.8 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.9 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.9 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

 4.10 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.11 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.17 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.18 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-7.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

*32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the   Sarbanes-Oxley  Act  of  2002  for  the  Geodyne
        Institutional/Pension Energy Income Limited Partnership P-7.

*32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the   Sarbanes-Oxley  Act  of  2002  for  the  Geodyne
        Institutional/Pension Energy Income Limited Partnership P-8.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.