Form 10-Q
period 2005-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2005-08-12
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

Commission File Number:	P-7: 0-20265	P-8: 0-20264

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8

(Exact name of Registrant as specified in its Articles)

P-7 73-1367186
Oklahoma	P-8 73-1378683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Two West Second Street, Tulsa, Oklahoma 74103

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:(918) 583-1791

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

BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2005	December 31, 2004
CURRENT ASSETS: Cash and cash equivalents	$956,051	$1,158,634
Accounts receivable: Net Profits	308,878	—
Total current assets	$1,264,929	$1,158,634

NET PROFITS INTERESTS, net, utilizing the successful efforts method	4,108,212	3,727,027
	$5,373,141	$4,885,661

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

CURRENT LIABILITIES:: Accounts payable:
Net Profits	$-	$37,237
Total current liabilities	$-	$37,237

PARTNERS’ CAPITAL (DEFICIT):
General Partner	$(11,243)	$(44,682)
Limited Partners, issued and outstanding, 188,702 units	5,384,384	4,893,106
Total Partners’ capital	$5,373,141	$4,848,424
	$5,373,141	$4,885,661

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
REVENUES:
Net Profits	$865,786	$890,804
Interest income	4,448	1,398
	$870,234	$892,202
COSTS AND EXPENSES:
Depletion of Net Profits Interests	$63,403	$71,797
General and administrative (Note 2)	52,857	67,648
	$116,260	$139,445
NET INCOME	$753,974	$752,757
GENERAL PARTNER - NET INCOME	$80,659	$81,598
LIMITED PARTNERS - NET INCOME	$673,315	$671,159
NET INCOME per unit	$3.57	$3.56
UNITS OUTSTANDING	188,702	188,702

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
REVENUES:
Net Profits	$1,743,370	$1,444,385
Interest income	8,673	2,323
	$1,752,043	$1,446,708
COSTS AND EXPENSES:
Depletion of Net Profits Interests	$115,328	$137,511
General and administrative (Note 2)	126,948	125,901
	$242,276	$263,412
NET INCOME	$1,509,767	$1,183,296
GENERAL PARTNER - NET INCOME	$160,489	$105,707
LIMITED PARTNERS - NET INCOME	$1,349,278	$1,077,589
NET INCOME per unit	$7.15	$5.71
UNITS OUTSTANDING	188,702	188,702

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,509,767	$1,183,296
Adjustments to reconcile net income to net cash provided by operating activities: Depletion of Net Profits Interests	115,328	137,511
Net change in accounts receivable (accounts payable) – Net Profits	(236,917)	(346,536)
Net cash provided by operating activities	$1,388,178	$974,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(605,711)	$(138,169)
Net cash used by investing activities	$(605,711)	$(138,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions	$(985,050)	$(737,388)
Net cash used by financing activities	$(985,050)	$(737,388)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$202,583	$98,714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,158,634	973,753
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$956,051	$1,072,467

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8

BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2005	December 31, 2004
CURRENT ASSETS: Cash and cash equivalents	$625,494	$745,323
Accounts receivable: Net Profits	186,770	-
Total current assets	$812,264	$745,323
NET PROFITS INTERESTS, net, utilizing the
successful efforts method	2,460,288	2,245,692
	$3,272,552	$2,991,015
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable: Net Profits	$-	$9,813
Total current liabilities	$-	$9,813
PARTNERS’ CAPITAL (DEFICIT):
General Partner	$4,576	$(13,891)
Limited Partners, issued and outstanding, 116,168 units	3,267,976	2,995,093
Total Partners’ capital	$3,272,552	$2,981,202
	$3,272,552	$2,991,015

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
REVENUES: Net Profits	$548,755	$571,560
Interest income	2,813	907
	$551,568	$572,467

COSTS AND EXPENSES: Depletion of Net Profits Interests	$37,260	$41,691
General and administrative (Note 2)	33,023	47,428
	$70,283	$89,119
NET INCOME	$481,285	$483,348
GENERAL PARTNER - NET INCOME	$51,200	$51,996
LIMITED PARTNERS - NET INCOME	$430,085	$431,352
NET INCOME per unit	$3.70	$3.71
UNITS OUTSTANDING	116,168	116,168

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
REVENUES: Net Profits	$1,078,139	$943,984
Interest income	5,497	1,550
	$1,083,636	$945,534

COSTS AND EXPENSES: Depletion of Net Profits Interests	$68,278	$80,380
General and administrative (Note 2)	87,049	85,182
	$155,327	$165,562
NET INCOME	$928,309	$779,972
GENERAL PARTNER - NET INCOME	$98,426	$85,076
LIMITED PARTNERS - NET INCOME	$829,883	$694,896
NET INCOME per unit	$7.14	$5.98
UNITS OUTSTANDING	116,168	116,168

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$928,309	$779,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion of Net Profits Interests	68,278	80,380
Net change in accounts receivable (accounts payable) – Net Profits	(129,534)	(226,896)
Net cash provided by operating activities	$867,053	$633,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(349,923)	$(83,160)
Net cash used by investing activities	$(349,923)	$(83,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions	$(636,959)	$(570,279)
Net cash used by financing activities	$(636,959)	$(570,279)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(119,829)	$(19,983)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	745,323	675,203
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$625,494	$655,220

The accompanying condensed notes are an integral part of

these financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1.	ACCOUNTING POLICIES

The balance sheets as of June 30, 2005, statements of operations for the three and six months ended June 30, 2005 and 2004, and statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner (the “General Partner”) of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the “P-7 Partnership” or the “P-8 Partnership”, as the case may be, or, collectively, the “Partnerships”), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.

Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships’ Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

As used in these financial statements, the Partnerships’ net profits and royalty interests in oil and gas sales are referred to as “Net Profits” and the Partnerships’ net profits and royalty interests in oil and gas properties are referred to as “Net Profits Interests”. The working interests from which Partnerships’ Net Profits Interests are carved are referred to as “Working Interests”.

The Limited Partners’ net income or loss per unit is based upon each $100 initial capital contribution.

NET PROFITS INTERESTS

The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner’s property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General

Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships.

Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships’ calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships’ Statements of Cash Flows.

ASSET RETIREMENT OBLIGATIONS

The Partnerships’ wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, “Accounting for Asset Retirement Obligations” in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2005, the P-7 and P-8 Partnerships recognized approximately $11,000 and $8,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

The components of the change in asset retirement obligations for the three and six months ended June 30, 2005 and 2004 are as shown below.

P-7 Partnership

	Three Months Ended 6/30/2005	Three Months Ended 6/30/2004
Total Asset Retirement Obligation, April 1	$334,805	$319,936
Accretion expense	3,867	2,218
Total Asset Retirement Obligation, End of Quarter	$338,672	$322,154
	Six Months Ended 6/30/2005	Six Months Ended 6/30/2004
Total Asset Retirement Obligation, January 1	$326,907	$317,713
Additions and revisions	4,033	-
Accretion expense	7,732	4,441
Total Asset Retirement Obligation, End of Period	$338,672	$322,154

P-8 Partnership

	Three Months Ended 6/30/2005	Three Months Ended 6/30/2004
Total Asset Retirement Obligation, April 1	$245,288	$235,852
Additions and revisions	268	-
Accretion expense	2,887	1,335
Total Asset Retirement Obligation, End of Quarter	$248,443	$237,187
	Six Months Ended 6/30/2005	Six Months Ended 6/30/2004
Total Asset Retirement Obligation, January 1	$239,986	$234,524
Additions and revisions	2,697	-
Accretion expense	5,760	2,663
Total Asset Retirement Obligation, End of Period	$248,443	$237,187

2.	TRANSACTIONS WITH RELATED PARTIES

The Partnerships’ partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

Partnership	Direct General and Administrative	Administrative Overhead
P-7	$3,198	$49,659
P-8	2,453	30,570

During the six months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

Partnership	Direct General and Administrative	Administrative Overhead
P-7	$27,630	$99,318
P-8	25,909	61,140

Affiliates of the Partnerships operate certain of the Partnerships’ properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES

This Quarterly Report contains certain forward-looking statements. The words “anticipate”, “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management’s efforts to accurately reflect the condition and operation of the Partnerships.

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

GENERAL

The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnerships’ Partnership Agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

Partnership	Date of Activation	Limited Partner Capital Contributions
P-7	February 28, 1992	$18,870,200
P-8	February 28, 1992	11,616,800

In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

Net proceeds from the Partnerships’ Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

Occasional expenditures by the Affiliated Programs for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2005, capital expenditures affecting the P-7 and P-8 Partnerships’ Net Profits Interests totaled approximately $485,000 and $274,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities in a large unitized property, the Robertson North Unit in Gaines County, Texas and (ii) recompletion activities on the Fed. 11-20S-34E #3 well in Lea County, New Mexico. As of the date of this Quarterly Report, these activities are still in progress. During the six months ended June 30, 2004, capital expenditures affecting the P-7 and P-8 Partnerships’ Net Profits Interests totaled approximately $216,000 and $131,000, respectively. These costs were indirectly incurred primarily as a result of drilling activities in a large unitized property, the Robertson North Unit in Gaines County, Texas.

Other capital expenditures incurred by the Partnerships during the six months ended June 30, 2005 and 2004 were not significant to the Partnerships’ cash flows.

Pursuant to the terms of the Partnerships’ partnership agreements (the “Partnership Agreements”), the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second extension thereby extending their termination date to December 31, 2005. The General Partner has not determined whether it will further extend the term of either Partnership.

CRITICAL ACCOUNTING POLICIES

The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner’s property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships’ calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized cost of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.

Accounts Receivable (Accounts Payable) – Net Profits

Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership’s pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

Included in accounts receivable (payable) – Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) – Net Profits is the asset retirement obligation.

ASSET RETIREMENT OBLIGATIONS

The Partnerships’ wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, “Accounting for Asset Retirement Obligations” in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

NEW ACCOUNTING PRONOUNCEMENTS

The Partnerships are not aware of any recently issued accounting pronouncements that would have an impact on the Partnerships’ future results of operations and financial position.

PROVED RESERVES AND NET PRESENT VALUE

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

The following tables summarize changes in net quantities of the Partnerships’ proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. “Proved reserves” refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

P-7 Partnership

	Crude Oil (Barrels)	Natural Gas (Mcf)
Proved reserves, Dec. 31, 2004	1,520,139	5,480,079
Production	(18,445)	(90,852)
Extensions and discoveries	40,363	21,489
Revisions of previous estimates	45,094	119,300
Proved reserves, March 31, 2005	1,587,151	5,530,016
Production	(18,453)	(72,165)
Extensions and discoveries	71,962	78,675
Revisions of previous estimates	(15,726)	(233,002)
Proved reserves, June 30, 2005	1,624,934	5,303,524

P-8 Partnership

	Crude Oil (Barrels)	Natural Gas (Mcf)
Proved reserves, Dec. 31, 2004	897,719	3,525,893
Production	(10,599)	(57,194)
Extensions and discoveries	24,550	13,178
Revisions of previous estimates	25,823	71,881
Proved reserves, March 31, 2005	937,493	3,553,758
Production	(11,087)	(52,992)
Extensions and discoveries	44,309	44,197
Revisions of previous estimates	(10,042)	(119,244)
Proved reserves, June 30, 2005	960,673	3,425,719

The net present value of the Partnerships’ reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

The following table indicates the estimated net present value of the Partnerships’ proved reserves as of June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships’ proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships’ proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships’ proved reserves at June 30, 2005 will actually be realized for such production.

	Net Present Value of Reserves
Partnership	6/30/05	3/31/05	12/31/04
P-7	$30,516,431	$29,713,837	$22,479,398
P-8	18,830,192	18,468,721	14,013,719

	Oil and Gas Prices
Partnership	6/30/05	3/31/05	12/31/04
P-7	$56.63	$55.31	$43.36
P-8	7.07	7.17	6.02

RESULTS OF OPERATIONS

GENERAL DISCUSSION

The following general discussion should be read in conjunction with the analysis of results of operations provided below.

The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships’ oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships’ revenues and cash flow. Various factors beyond the Partnerships’ control will affect prices for oil and natural gas, such as:

*	Worldwide and domestic supplies of oil and natural gas;
*	The ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil prices and production quotas;
*	Political instability or armed conflict in oil-producing regions or around major shipping areas;
*	The level of consumer demand and overall economic activity;
*	The competitiveness of alternative fuels;
*	Weather conditions;
*	The availability of pipelines for transportation; and
*	Domestic and foreign government regulations and taxes.

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

In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

P-7 PARTNERSHIP

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

	Three Months Ended June 30,
	2005	2004
Net Profits	$865,786	$890,804
Barrels produced	18,453	19,192
Mcf produced	72,165	132,175
Average price/Bbl	$47.12	$36.11
Average price/Mcf	$5.76	$4.24

As shown in the table above, total Net Profits decreased $25,018 (2.8%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this decrease, approximately (i) $27,000 and $254,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $56,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $203,000 and $109,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 739 barrels and 60,010 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2004. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This increase was partially offset by workover expenses incurred on another significant well during the three months ended June 30, 2004.

Depletion of Net Profits Interests decreased $8,394 (11.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by two significant wells being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 7.3% for the three months ended June 30, 2005 from 8.1% for the three months ended June 30, 2004.

General and administrative expenses decreased $14,791 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 6.1% for the three months ended June 30, 2005 from 7.6% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

	Six Months Ended June 30,
	2005	2004
Net Profits	$1,743,370	$1,444,385
Barrels produced	36,898	39,695
Mcf produced	163,017	211,663
Average price/Bbl	$46.86	$34.50
Average price/Mcf	$5.47	$4.29

As shown in the table above, total Net Profits increased $298,985 (20.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $456,000 and $191,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $96,000 and $209,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $43,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 2,797 barrels and 48,646 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2004.

Depletion of Net Profits Interests decreased $22,183 (16.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since June 30, 2004. These decreases were partially offset by two significant wells being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.6% for the six months ended June 30, 2005 from 9.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 7.3% for the six months ended June 30, 2005 from 8.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

Cumulative cash distributions to the Limited Partners through June 30, 2005 were $20,658,916 or 109.48% of Limited Partners’ capital contributions.

P-8 PARTNERSHIP

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

	Three Months Ended June 30,
	2005	2004
Net Profits	$548,755	$571,560
Barrels produced	11,087	11,570
Mcf produced	52,992	81,408
Average price/Bbl	$46.96	$36.13
Average price/Mcf	$5.65	$4.51

As shown in the table above, total Net Profits decreased $22,805 (4.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this decrease, approximately (i) $18,000 and $128,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $58,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $120,000 and $61,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 483 barrels and 28,416 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2004. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This increase was partially offset by workover expenses incurred on another significant well during the three months ended June 30, 2004.

Depletion of Net Profits Interests decreased $4,431 (10.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by two significant wells being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.8% for the three months ended June 30, 2005 from 7.3% for the three months ended June 30, 2004.

General and administrative expenses decreased $14,405 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 6.0% for the three months ended June 30, 2005 from 8.3% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

	Six Months Ended June 30,
	2005	2004
Net Profits	$1,078,139	$943,984
Barrels produced	21,686	24,087
Mcf produced	110,186	141,008
Average price/Bbl	$46.85	$34.36
Average price/Mcf	$5.57	$4.44

As shown in the table above, total Net Profits increased $134,155 (14.2%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $271,000 and $125,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $83,000 and $137,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $42,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 2,401 barrels and 30,822 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2004.

Depletion of Net Profits Interests decreased $12,102 (15.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves since June 30, 2004. These decreases were partially offset by two significant wells being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.3% for the six months ended June 30, 2005 from 8.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

General and administrative expenses increased $1,867 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 8.1% for the six months ended June 30, 2005 from 9.0% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

Cumulative cash distributions to the Limited Partners through June 30, 2005 were $13,820,583 or 118.97% of Limited Partners’ capital contributions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships’ disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

No.	Exhibit
31.1	Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.
31.2	Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.
31.3	Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.
31.4	Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8 (Registrant) BY: GEODYNE RESOURCES, INC. General Partner
Date: August 12, 2005	By: //s// Dennis R. Neill
(Signature) Dennis R. Neill, President
Date: August 12, 2005	By: //s// Craig D. Loseke
(Signature) Craig D. Loseke, Chief Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.
31.2	Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-7 Partnership.
31.3	Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.
31.4	Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the P-8 Partnership.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-7 Partnership.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-8 Partnership.