Form 10-K
period 2005-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2006-03-29
CIK 888240, 888239

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant's telephone number, including area code: (918)583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
      Depositary Units of Limited Partnership interest

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


             X    Yes         No
            ----        ----

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

            X     Disclosure is not contained herein
          -----
                  Disclosure is contained herein
          -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                  Large accelerated filer
          -----
                  Accelerated filer
          -----
            X     Non-accelerated filer
          -----

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes    X    No
            ----        ----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................14
      ITEM 2.     PROPERTIES................................................14
      ITEM 3.     LEGAL PROCEEDINGS.........................................21
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......21

PART II.....................................................................21
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......21
      ITEM 6.     SELECTED FINANCIAL DATA...................................23
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................26
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK......................................................37
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............37
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................37
      ITEM 9A.    CONTROLS AND PROCEDURES...................................37
      ITEM 9B.    OTHER INFORMATION.........................................38

PART III....................................................................38
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...38
      ITEM 11.    EXECUTIVE COMPENSATION....................................39
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................43
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............44
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................45

PART IV.....................................................................46
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................46

SIGNATURES..................................................................51

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2005 Samson owned interests in approximately 18,000 oil and gas wells located in 18 states of the United States and the countries of Canada and Venezuela. At December 31, 2005, Samson operated approximately 5,700 oil and gas wells located in 14 states of the United States, as well as Canada and Venezuela.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2006, Samson employed approximately 1,300 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date through December 31, 2007. The General Partner has not determined whether it will further extend the term of either Partnership.


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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

     *    Worldwide and domestic supplies of oil and natural gas;
     *    The ability of the members of the Organization of Petroleum  Exporting
          Countries   ("OPEC")  to  agree  upon  and  maintain  oil  prices  and production quotas;
     * Political instability or armed conflict in oil-producing regions or around major shipping areas;
     *    The level of consumer demand and overall economic activity;
     *    The competitiveness of alternative fuels;
     *    Weather conditions and the impact of weather-related events;
     *    The availability of pipelines for transportation;
     *    Domestic and foreign government regulations and taxes; and
     *    Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas revenues attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2005:

Partnership                     Customer                          Percentage
-----------       ------------------------------------            ----------

    P-7           Occidental Energy Marketing, Inc.
                  ("Occidental")                                     35.6%
                  Hunt Oil Company ("Hunt")                          15.6%
                  Plains Marketing, L.P.                             11.4%

    P-8           Occidental                                         34.5%
                  Hunt                                               14.1%

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

      Regulation of the Environment -- Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.

ITEM 1A.  RISK FACTORS

      The following factors, among others, could have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas. We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

      *     political instability or armed conflict in oil-producing regions;
      *     weather conditions;
      *     the supply of domestic and foreign oil and natural gas;
      * the ability of members of OPEC to agree upon and maintain prices and production levels;
      *     the level of consumer demand and overall economic activity;
      *     worldwide economic demand;
      *     the price and availability of alternative fuels;
      *     domestic and foreign governmental regulations and taxes;
      *     the proximity to and capacity of transportation facilities; and
      *     the effect of worldwide energy conservation measures.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1 - Business - Competition and

Marketing" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Reserve Estimates Depend on Many Assumptions that may Turn
      ----------------------------------------------------------
      out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this Annual Report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this Annual Report. See "Item 2 - Properties-Proved Reserves and Net Present Value".

      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Affiliated Programs may not encounter commercially productive oil and natural gas reservoirs. While the Affiliated Programs do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant indirect risk factor to the Partnerships. The Affiliated Programs may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

      *     unexpected drilling conditions;
      *     title problems;
      *     restricted access to land for drilling or laying pipeline;
      *     pressure or irregularities in formations;
      *     equipment failure or accidents;
      *     adverse weather conditions; and
      * costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.

      Reliance on Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.

      No Market for Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. You may only sell your Units via (i) the General Partner's annual Repurchase Offer; (ii) transfers facilitated by secondary trading firms and matching services; and
(iii) occasional "4.9% tender offers" which are made for the Units. Secondary market activity for the Units has been limited and varies among the Partnerships. See "Item 5 - Market for Units and Related Limited Partner Matters".

      Limited Life
      ------------

      The Partnerships are currently scheduled to terminate on December 31, 2007. Even if the General Partner exercises its right to extend the Partnerships' terms for two additional two-year periods, the Partnerships will terminate no later than December 31, 2011. Upon termination the Partnerships' assets will be sold. There is no assurance that the market for the sale of the Partnerships' assets will be favorable at such time.

      The Partnerships Are Subject To Complex Federal, State And
      ----------------------------------------------------------
      Local Laws And Regulations That Could Adversely Affect Their
      ------------------------------------------------------------
      Business.
      ---------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

      *     discharge permits for drilling operations;
      *     drilling bonds;
      *     spacing of wells;

      *     unitization and pooling of properties;
      *     environmental protection;
      *     reports concerning operations; and
      *     taxation.

      Under these laws and regulations, the Partnerships could be liable for:

      *     personal injuries;
      *     property damage;
      *     oil spills;
      *     discharge of hazardous materials;
      *     reclamation costs;
      *     remediation and clean-up costs; and
      *     other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1 - Business."

      Conflicts Of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties, the determination of the Partnerships' Repurchase Prices, and the determination of whether to continue the Partnerships past their scheduled termination date of December 31, 2007. See "Item 13 - Certain Relationships and Related Transactions".

      Payments To The General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of the Partnerships' cash distributions. See "Item 11 - Executive Compensation" and "Item 8 - Financial Statements and Supplementary Data".

      Financial Capability Of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.

      Liability And Indemnification Of General Partner And Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December 31, 2005 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                                Number of Wells(1)
                             -----------------------
               P/ship        Total      Oil      Gas
               ------        -----      ---      ---
                P-7          1,044      862      182
                P-8          1,188      885      303

-----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.

      Drilling Activities

      During the year ended December 31, 2005, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.


P-7 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----   ---------
Alison #1,#2 & #3       Martin     TX       .0538        Oil     Producing
 (1 new well)
Plains Unit             Yoakum     TX       .0062        Oil     Producing
 (8 new wells)
North Riley Unit        Gaines     TX       .0175        Oil     Producing
 (4 new wells)
Robertson North
 Unit (15 new           Gaines     TX       .0223        Oil     Producing
 wells)


P-8 Partnership
---------------
                                           Revenue
   Well Name            County     St.     Interest     Type      Status
---------------         ------     ---     --------     ----     ---------
Alison #1,#2 & #3       Martin     TX       .0275        Oil     Producing
 (1 new well)
Plains Unit             Yoakum     TX       .0032        Oil     Producing
 (8 new wells)
North Riley Unit        Gaines     TX       .0107        Oil     Producing
 (4 new wells)
Robertson North
 Unit (15 new           Gaines     TX       .0138        Oil     Producing
 wells)
Shafter LK San
 Andres Unit            Andrews    TX       .0002        Oil     Producing
 (10 new wells)


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                               Net Production Data
                                 P-7 Partnership
                                 ---------------

                                            Year ended December 31,
                                 -------------------------------------------
                                    2005             2004            2003
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     71,917           74,393          82,711
      Gas (Mcf)                     334,064          405,100         338,742

   Oil and gas sales(1):
      Oil                        $3,734,370       $2,849,057      $2,407,893
      Gas                         2,206,598        1,870,375       1,453,901
                                  ---------        ---------       ---------
        Total                    $5,940,968       $4,719,432      $3,861,794
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $51.93           $38.30          $29.11
      Per Mcf of gas                   6.61             4.62            4.29

-------------------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-7
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $2,089,267, $1,645,946, and $1,650,013, respectively, incurred by the Affiliated Programs.












                  [Remainder of Page Intentionally Left Blank]

                               Net Production Data
                                P-8 Partnership
                                ---------------

                                           Year ended December 31,
                                --------------------------------------------
                                    2005             2004            2003
                                 ----------       ----------      ----------
   Production:
      Oil (Bbls)                     42,696           45,339          49,766
      Gas (Mcf)                     226,142          270,536         257,786

   Oil and gas sales(1):
      Oil                        $2,215,712       $1,731,505      $1,448,496
      Gas                         1,526,302        1,262,260       1,104,661
                                  ---------        ---------       ---------
        Total                    $3,742,014       $2,993,765      $2,553,157
                                  =========        =========       =========
   Average sales price:
      Per barrel of oil              $51.90           $38.19          $29.11
      Per Mcf of gas                   6.75             4.67            4.29

-------------------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-8
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $1,291,213, $992,567, and $1,004,748, respectively, incurred by the Affiliated Programs.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2005 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2005. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2005 ($61.06 per barrel and $10.08 per Mcf, respectively) were substantially higher than the prices in effect on December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2005 to be higher than such estimates and values at December 31, 2004. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2005. In fact, as of the date of this Annual Report, natural gas prices have declined significantly from the December 31, 2005 price. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2005 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves
                          As of December 31, 2005(1)

P-7 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  5,883,535
      Oil and liquids (Bbls)                                     1,635,489

   Net present value (discounted at 10% per annum)             $34,146,848

P-8 Partnership:
---------------

   Estimated proved reserves:
      Gas (Mcf)                                                  3,752,229
      Oil and liquids (Bbls)                                       977,087

   Net present value (discounted at 10% per annum)             $21,333,357

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


      Significant Properties

      As of December 31, 2005, affiliates of the Partnerships operated 23 (2%) and 26 (2%), respectively, of the P-7 and P-8 Partnerships' wells. The following table sets forth certain well and reserve information for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Permian Basin is located in west Texas and southeast New Mexico.


                   Significant Properties as of December 31, 2005
                   ----------------------------------------------

                            Wells
                         Operated by
                          Affiliates       Oil          Gas
                Total    -------------   Reserves     Reserves        Present
Basin           Wells    Number   %(1)    (Bbl)        (Mcf)           Value
-----------     -----    ------   ---   ---------     ---------     -----------

P-7 P/ship:
  Permian         925       8      1%   1,582,774     4,314,457     $28,930,078
  Anadarko         22      14     64%      23,977     1,508,053       4,602,541


P-8 P/ship:
  Permian       1,457       8      1%     948,765     2,709,746     $17,580,704
  Anadarko         31      17     55%      12,679     1,012,840       3,355,318

-----------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2005 as compared to December 31, 2004, were significant to the Partnerships.

       The P-7 and P-8 Partnerships' estimated proved reserves increased approximately 205,000 and 127,000 barrels of oil equivalent ("boe"), respectively, in the Robertson North Unit, Gaines County, Texas from December 31, 2004 to December 31, 2005. This increase was primarily due to the completion of several new wells in 2005, a revised forecast in reserves based on actual production experience, and the increases in the oil and gas prices used to run the reserves.

       The P-7 and P-8 Partnerships' estimated proved reserves increased approximately 134,000 and 82,000 boe, respectively, in the North Riley Unit, Gaines County, Texas from December 31, 2004 to December 31, 2005. This increase was primarily due to the completion of several new wells in 2005 and a revised forecast in reserves based on actual production experience.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of either Partnership during 2005.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2006, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of           Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

                P-7            188,702              950
                P-8            116,168              827

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

                            Repurchase Offer Prices
                            -----------------------
                      2004                          2005                2006
           --------------------------    --------------------------     ----
           1st    2nd     3rd    4th     1st    2nd     3rd    4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.     Qtr.
------     ----   ----    ----   ----    ----   ----    ----   ----     ----

 P-7       $29    $27     $37    $34     $32    $29     $63    $62      $57
 P-8        29     27      38     34      32     30      64     62       57

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

      The following is a summary of cash distributions paid to the Limited Partners during 2004 and 2005 and the first quarter of 2006:

                              Cash Distributions
                              ------------------

                                     2004
                 -----------------------------------------
                  1st          2nd         3rd        4th
   P/ship         Qtr.         Qtr.        Qtr.       Qtr.
   ------        -----        -----       -----      -----
    P-7          $1.30        $2.32       $2.00      $2.87
    P-8           1.77         2.50        1.85       3.12


                                     2005                            2006
                 -----------------------------------------           -----
                  1st          2nd         3rd        4th             1st
   P/ship         Qtr.         Qtr.        Qtr.       Qtr.            Qtr.
   ------        -----        -----       -----      -----           -----
    P-7          $1.94        $2.60       $3.03      $1.90           $4.70
    P-8           2.20         2.60        3.20       2.13            4.86


ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data
                                                     P-7 Partnership
                                                     ---------------

                                       2005            2004              2003             2002              2001
                                   ------------    ------------      ------------     ------------      ------------
   Net Profits                      $3,851,701      $3,073,486        $2,211,781       $1,973,994        $2,042,635

   Net Income:
      Limited Partners               2,972,473       2,358,687         2,003,873        1,401,864         1,478,593
      General Partner                  358,514         257,252           118,037           84,673            88,256
      Total                          3,330,987       2,615,939         2,121,910        1,486,537         1,566,849

   Limited Partners' Net
      Income per Unit                    15.75           12.50             10.62             7.43              7.84

   Limited Partners' Cash
      Distributions per Unit              9.47            8.49              8.64             4.65             10.18

   Total Assets                      6,265,936       4,885,661         4,239,795        3,657,798         3,112,532

   Partners' Capital (Deficit)
      Limited Partners               6,077,579       4,893,106         4,135,419        3,760,546         3,235,682
      General Partner              (     8,941)    (    44,682)      (   103,881)     (   102,748)      (   123,150)

   Number of Units
      Outstanding                      188,702         188,702           188,702          188,702           188,702




                                                 Selected Financial Data
                                                     P-8 Partnership
                                                     ---------------

                                        2005              2004             2003             2002             2001
                                    ------------      ------------     ------------     ------------     ------------
   Net Profits                       $2,450,801        $2,001,198       $1,548,409       $1,355,917       $1,478,510

   Net Income:
      Limited Partners                1,895,309         1,536,003        1,668,506          991,477        1,117,968
      General Partner                   227,614           183,768          108,749           58,819           65,041
      Total                           2,122,923         1,719,771        1,777,255        1,050,296        1,183,009

   Limited Partners' Net
      Income per Unit                     16.32             13.22            14.36             8.53             9.62

   Limited Partners' Cash
      Distributions per Unit              10.13              9.24            12.55             5.54            12.43

   Total Assets                       3,856,867         2,991,015        2,631,433        2,278,951        1,919,291

   Partners' Capital (Deficit)
      Limited Partners                3,713,402         2,995,093        2,533,090        2,322,584        1,976,107
      General Partner                     9,941       (    13,891)     (    29,971)     (    43,633)     (    56,816)

   Number of Units
      Outstanding                       116,168           116,168          116,168          116,168          116,168



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

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

     *    Worldwide and domestic supplies of oil and natural gas;
     * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
     * Political instability or armed conflict in oil-producing regions or around major shipping areas;
     *    The level of consumer demand and overall economic activity;
     *    The competitiveness of alternative fuels;
     *    Weather conditions and the impact of weather-related events;
     *    The availability of pipelines for transportation;
     *    Domestic and foreign government regulations and taxes; and
     *    Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

     * Geophysical conditions which cause an acceleration of the decline in production;
     * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
     * Prior period volume adjustments (either positive or negative) made by operators of the properties;
     * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
     * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time.

However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

                                P-7 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total Net Profits increased $778,000 (25.3%) in 2005 as compared to 2004. Of this increase $980,000 and $664,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $95,000 and $328,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $443,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 2,476 barrels and 71,036 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful 2005 recompletion of that well and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made in 2004 by the operator on one significant well and (ii) normal declines in production.

      The increase in production expenses was primarily due to (i) 2005 workover expenses incurred on several wells and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by 2004 workover expenses incurred on several other wells.

      Average  oil and gas prices  increased  to $51.93 per barrel and $6.61 per
Mcf,  respectively,   in  2005  from  $38.30  per  barrel  and  $4.62  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $68,000 (28.9%) in 2005 as compared to 2004. Of this increase (i) $35,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $18,000 was due to previously fully depleted wells, and (ii) $17,000 was due to accretion of these additional asset retirement obligations. This depletion increase was also due to
(i) an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well and (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.9% in 2005 from 7.6% in 2004.

      General and administrative expenses increased $6,000 (2.8%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 6.1% in 2005 from 7.5% in 2004, primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2005 were $21,588,916 or 114.41% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total Net Profits increased $862,000 (39.0%) in 2004 as compared to 2003. Of this increase (i) $683,000 and $132,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $285,000 was related to an increase in volumes of gas sold, and (iii) $4,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of $242,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 8,318 barrels, while volumes of gas sold increased 66,358 Mcf in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in late 2003. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following the successful workovers of those wells during 2003 and 2004 and (ii) a positive prior period volume adjustment made in 2004 by the operator on one significant well. These increases were partially offset by (i) normal declines in production, (ii) the sale of several wells in mid 2003, and (iii) a positive prior period volume adjustment made in 2003 on another significant well.

      The decrease in production expenses was primarily due to (i) 2003 workover expenses incurred on several wells and (ii) the sale of several wells during late 2003. These decreases were substantially offset by (i) 2004 workover expenses incurred on several wells and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Average  oil and gas prices  increased  to $38.30 per barrel and $4.62 per
Mcf,  respectively,   in  2004  from  $29.11  per  barrel  and  $4.29  per  Mcf, respectively, in 2003.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-7
Partnership sold certain oil and gas properties during 2003 and recognized a $441,000 gain on such sales. No such sales occurred during 2004.

      Depletion of Net Profits Interests decreased $71,000 (23.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward 2004 revisions in the estimates of remaining oil and gas reserves and (ii) one significant well becoming substantially depleted in 2003 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 7.6% in 2004 from 13.8% in 2003, primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.5% in 2004 from 10.4% in 2003, primarily due to the increase in Net Profits.

      The P-7 Partnership achieved payout during the second quarter of 2004. After payout, operations and revenues for the P-7 Partnership are allocated using after payout percentages. These after payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                                P-8 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total Net Profits increased $449,000 (22.5%) in 2005 as compared to 2004. Of this increase $585,000 and $471,000, respectfully, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $101,000 and $207,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $298,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 2,643 barrels and 44,394 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well due to the successful 2005 recompletion of that well and (ii) the successful completion of a new well during early 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made in 2004 by the operator on one significant well.

      The increase in production expenses was primarily due to (i) 2005 workover expenses incurred on several wells and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by 2004 workover expenses incurred on several other wells.

      Average  oil and gas prices  increased  to $51.90 per barrel and $6.75 per
Mcf,  respectively,   in  2005  from  $38.19  per  barrel  and  $4.67  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $47,000 (34.8%) in 2005 as compared to 2004. Of this increase (i) $24,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $11,000 was due to previously fully depleted wells, and (ii) $13,000 was due to accretion of these additional asset retirement obligations. This depletion increase was also due to
(i) an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well and (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.5% in 2005 from 6.8% in 2004, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $7,000 (4.6%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 6.4% in 2005 from 7.5% in 2004, primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2005 were $14,440,583 or 124.31% of Limited Partners' capital contributions.

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total Net Profits increased $453,000 (29.2%) in 2004 as compared to 2003. Of this increase (i) $412,000 and $103,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $55,000 was related to an increase in volumes of gas sold, and (iii) $12,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of $129,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,427 barrels, while volumes of gas sold increased 12,750 Mcf in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells in late 2003. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following successful workovers during 2003 and 2004 and (ii) a positive prior period volume adjustment made in 2004 by the operator on one significant well. These increases were partially offset by (i) normal declines in production, (ii) the sale of several wells in mid 2003, and (iii) a positive prior period volume adjustment made in 2003 on another significant well.

      The decrease in production expenses was primarily due to (i) 2003 workover expenses incurred on several wells and (ii) the sale of several wells during late 2003. These decreases were partially offset by (i) 2004 workover expenses incurred on several wells and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Average  oil and gas prices  increased  to $38.19 per barrel and $4.67 per
Mcf,  respectively,   in  2004  from  $29.11  per  barrel  and  $4.29  per  Mcf, respectively, in 2003.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  P-8
Partnership sold certain oil and gas properties during 2003 and recognized a $556,000 gain on such sales. No such sales occurred during 2004.

      Depletion of Net Profits Interests decreased $50,000 (27.0%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) one significant well becoming substantially depleted in 2003 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.8% in 2004 from 12.1% in 2003, primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 7.5% in 2004 from 9.7% in 2003, primarily due to the increase in Net Profits.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrels of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales, less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits Interest for the years ended December 31, 2005, 2004, and 2003.


                             2005 Compared to 2004
                             ---------------------

                       Barrel of Oil              Average Proceeds per
                        Equivalent               Barrel of Oil Equivalent
              -----------------------------     --------------------------
P/ship         2005      2004      % Change      2005     2004    % Change
------        -------   -------    --------     ------   ------   --------

 P-7          127,594   141,910      (10%)      $30.19   $21.66      39%
 P-8           80,386    90,428      (11%)       30.49    22.13      38%


                             2004 Compared to 2003
                             ---------------------

                      Barrel of Oil               Average Proceeds per
                        Equivalent               Barrel of Oil Equivalent
              -----------------------------     --------------------------
P/ship         2004      2003      % Change      2004     2003    % Change
------        -------   -------    --------     ------   ------   --------

 P-7          141,910   139,168        2%       $21.66   $15.89      36%
 P-8           90,428    92,730      ( 2%)       22.13    16.70      33%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2005 production levels for future years, the P-7 and P-8 Partnerships' proved reserve quantities at December 31, 2005 would have remaining lives of approximately 22.7 and 22.9 years, respectively, for oil reserves and 17.6 and
16.6 years, respectively, for gas reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item
2. Properties" for a discussion of these reserve estimates. Any increase or decrease from the oil and gas prices at December 31, 2005 may cause an increase or decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2011 (six years from December 31, 2005).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Expenditures by the Affiliated Programs for new wells, well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2005, 2004, and 2003, capital expenditures affecting the P-7 Partnership's Net Profits Interests totaled approximately $1,065,000, $687,000, and $691,000, respectively. During 2005, 2004, and 2003, capital expenditures affecting the P-8 Partnership's Net Profits Interests totaled approximately $618,000, $420,000, and $421,000, respectively. The 2005, 2004, and 2003 capital expenditures for the P-7 and P-8 Partnerships were indirectly incurred primarily as a result of drilling activities associated with several large unitized properties. Additional costs were indirectly incurred during 2005 for the P-7 and P-8 Partnerships as a result of (i) recompletion activities on the Fed. 11-20S-34E #3 well located in Lea County, New Mexico and
(ii) the drilling of the Alison #3 well located in Martin County, Texas.

      The Partnerships sold certain Net Profits Interests during 2003. No such sales occurred during 2005 and 2004. The sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. During 2003, such proceeds to the P-7 Partnership were $489,541, while such proceeds to the P-8 Partnership were $602,905.

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the Partnerships will increase the number of properties to be sold. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

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

      The General Partner expects general and administrative expenses to increase substantially during 2006 and 2007 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2007.

      The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the Partnership Agreements. However, the General Partner may extend the term of each partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date to December 31, 2007.


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

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2005 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


          Name                Age       Position with Geodyne
      ----------------        ---      -----------------------
      Dennis R. Neill          54      President and Director

      Judy K. Fox              55      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2005 of reports required under Section 16 of the Securities Exchange Act of 1934.


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


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2005, 2004, and 2003, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2005           2004           2003
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280


      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2005, 2004, and 2003:




                                                  Salary Reimbursements

                                                     P-7 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                    Awards             Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year        ($)       ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     --------   -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         2003        -          -           -             -            -           -            -
                        2004        -          -           -             -            -           -            -
                        2005        -          -           -             -            -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $107,814      -           -             -            -           -            -
                        2004     $115,517      -           -             -            -           -            -
                        2005     $118,538      -           -             -            -           -            -

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






                                                  Salary Reimbursements

                                                     P-8 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----     -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         2003        -          -           -            -              -           -           -
                        2004        -          -           -            -              -           -           -
                        2005        -          -           -            -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $66,370       -           -            -              -           -           -
                        2004     $71,112       -           -            -              -           -           -
                        2005     $72,972       -           -            -              -           -           -

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

                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
             Beneficial Owner                           of Outstanding)
------------------------------------------             ----------------

P-7 Partnership:
---------------

   Samson Resources Company                             42,948 (22.8%)

   ATL, Inc.
      1200 Harbor Boulevard, 5th Floor
      Weehawken, NJ 07087                               54,896 (29.1%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       42,948 (22.8%)


P-8 Partnership:
---------------

   Samson Resources Company                             35,700 (30.7%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                       35,700 (30.7%)


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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2005 and 2004, each Partnership paid the following audit fees:

                                                  2005        2004
                                                -------     -------

      Year-end audit per engagement letter      $23,716     $21,560
      1st quarter 10-Q review                       925         825
      2nd quarter 10-Q review                       917         825
      3rd quarter 10-Q review                       917         825


      Audit-Related Fees

      During 2005 and 2004 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      Tax Fees

      During 2005 and 2004 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2005 and 2004 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

      (1) Financial Statements: The following financial statements for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 and the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations

            Statements of Changes in Partners'
              Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.      Exhibit
----     -------

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

*4.10 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 dated October 27, 2005.

 4.11 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne

         Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit
         4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.19 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

*4.20 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 dated October 27, 2005.

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8


                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    March 29, 2006


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

By:    //s//Dennis R. Neill     President and            March 29, 2006
       --------------------     Director (Principal
          Dennis R. Neill       Executive Officer)


       //s//Craig D. Loseke     Chief Accounting         March 29, 2006
       --------------------     Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

       //s//Judy K. Fox         Secretary                March 29, 2006
       --------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-7


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-7, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 29, 2006

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,438,955        $1,158,634
                                               ---------         ---------

         Total current assets                 $1,438,955        $1,158,634

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               4,826,981         3,727,027
                                               ---------         ---------

                                              $6,265,936        $4,885,661
                                               =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $  197,298        $   37,237
                                               ---------         ---------

         Total current liabilities            $  197,298        $   37,237

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    8,941)      ($   44,682)
   Limited Partners, issued and
      outstanding 188,702 Units                6,077,579         4,893,106
                                               ---------         ---------

      Total Partners' capital                 $6,068,638        $4,848,424
                                               ---------         ---------

                                              $6,265,936        $4,885,661
                                               =========         =========




                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                            Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003


                                      2005             2004            2003
                                   ----------       ----------      ----------

REVENUES:
   Net Profits                     $3,851,701       $3,073,486      $2,211,781
   Interest income                     18,594            7,354           5,591
   Gain on sale of
      Net Profits Interests              -                -            440,609
                                    ---------        ---------       ---------

                                   $3,870,295       $3,080,840      $2,657,981

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  303,051       $  235,103      $  305,931
   General and administrative         236,257          229,798         230,540
                                    ---------        ---------       ---------

                                   $  539,308       $  464,901      $  536,471
                                    ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $3,330,987       $2,615,939      $2,121,510


   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -                -                400
                                    ---------        ---------       ---------
NET INCOME                         $3,330,987       $2,615,939      $2,121,910
                                    =========        =========       =========

GENERAL PARTNER - NET INCOME       $  358,514       $  257,252      $  118,037
                                    =========        =========       =========

LIMITED PARTNERS - NET INCOME      $2,972,473       $2,358,687      $2,003,873
                                    =========        =========       =========

NET INCOME per Unit                $    15.75       $    12.50      $    10.62
                                    =========        =========       =========

UNITS OUTSTANDING                     188,702          188,702         188,702
                                    =========        =========       =========

                     The accompanying notes are an integral
                       part of these financial statements

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-7
             Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2002          $3,760,546      ($102,748)      $3,657,798
   Net income                    2,003,873        118,037        2,121,910
   Cash distributions          ( 1,629,000)     ( 119,170)     ( 1,748,170)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,135,419      ($103,881)      $4,031,538
   Net income                    2,358,687        257,252        2,615,939
   Cash distributions          ( 1,601,000)     ( 198,053)     ( 1,799,053)
                                 ---------        -------        ---------

Balance, Dec. 31, 2004          $4,893,106      ($ 44,682)      $4,848,424
   Net income                    2,972,473        358,514        3,330,987
   Cash distributions          ( 1,788,000)     ( 322,773)     ( 2,110,773)
                                 ---------        -------        ---------

Balance, Dec. 31, 2005          $6,077,579      ($  8,941)      $6,068,638
                                 =========        =======        =========
























                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-7
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004            2003
                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $3,330,987      $2,615,939      $2,121,910
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -               -        (       400)
      Depletion of Net
         Profits Interests              303,051         235,103         305,931
      Gain on sale of
         Net Profits Interests             -               -        (   440,609)
      Net change in accounts
         receivable / accounts
         payable - Net Profits      (   178,611)    (   315,881)         79,513
                                      ---------       ---------       ---------
   Net cash provided by
      operating activities           $3,455,427      $2,535,161      $2,066,345
                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($1,064,333)    ($  551,227)    ($  691,049)
   Proceeds from sale of
      Net Profits Interests                -               -            489,541
                                      ---------       ---------       ---------
   Net cash used by
      investing activities          ($1,064,333)    ($  551,227)    ($  201,508)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,110,773)    ($1,799,053)    ($1,748,170)
                                      ---------       ---------       ---------
   Net cash used by
      financing activities          ($2,110,773)    ($1,799,053)    ($1,748,170)
                                      ---------       ---------       ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $  280,321      $  184,881      $  116,667

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                1,158,634         973,753         857,086
                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $1,438,955      $1,158,634      $  973,753
                                      =========       =========       =========

                     The accompanying notes are an integral
                       part of these financial statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY
INCOME LIMITED PARTNERSHIP P-8

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 29, 2006

                     GEODYNE INSTITUTIONAL/PENSION ENERGY
                        INCOME LIMITED PARTNERSHIP P-8
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                 2005              2004
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  925,925        $  745,323
                                               ---------         ---------

         Total current assets                 $  925,925        $  745,323

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,930,942         2,245,692
                                               ---------         ---------

                                              $3,856,867        $2,991,015
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $  133,524        $    9,813
                                               ---------         ---------

         Total current liabilities            $  133,524        $    9,813

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    9,941       ($   13,891)
   Limited Partners, issued and
      outstanding 116,168 Units                3,713,402         2,995,093
                                               ---------         ---------

      Total Partners' capital                 $3,723,343        $2,981,202
                                               ---------         ---------
                                              $3,856,867        $2,991,015
                                               =========         =========






                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003


                                      2005             2004              2003
                                   ----------       ----------        ----------

REVENUES:
   Net Profits                     $2,450,801       $2,001,198        $1,548,409
   Interest income                     12,121            4,735             4,316
   Gain on sale of Net
      Profits Interests                   434             -              555,967
                                    ---------        ---------         ---------

                                   $2,463,356       $2,005,933        $2,108,692

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  183,707       $  136,275        $  186,708
   General and administrative         156,726          149,887           149,591
                                    ---------        ---------         ---------

                                   $  340,433       $  286,162        $  336,299
                                    ---------        ---------         ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $2,122,923       $1,719,771        $1,772,393

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                           -                -                4,862
                                    ---------        ---------         ---------

NET INCOME                         $2,122,923       $1,719,771        $1,777,255
                                    =========        =========         =========

GENERAL PARTNER - NET INCOME       $  227,614       $  183,768        $  108,749
                                    =========        =========         =========

LIMITED PARTNERS - NET INCOME      $1,895,309       $1,536,003        $1,668,506
                                    =========        =========         =========

NET INCOME per Unit                $    16.32       $    13.22        $    14.36
                                    =========        =========         =========

UNITS OUTSTANDING                     116,168          116,168           116,168
                                    =========        =========         =========


                     The accompanying notes are an integral
                       part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
              Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2002         $2,322,584       ($ 43,633)      $2,278,951
   Net income                   1,668,506         108,749        1,777,255
   Cash distributions         ( 1,458,000)      (  95,087)     ( 1,553,087)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $2,533,090       ($ 29,971)      $2,503,119
   Net income                   1,536,003         183,768        1,719,771
   Cash distributions         ( 1,074,000)      ( 167,688)     ( 1,241,688)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $2,995,093       ($ 13,891)      $2,981,202
   Net income                   1,895,309         227,614        2,122,923
   Cash distributions         ( 1,177,000)      ( 203,782)     ( 1,380,782)
                                ---------         -------        ---------

Balance, Dec. 31, 2005         $3,713,402        $  9,941       $3,723,343
                                =========         =======        =========
























                    The accompanying notes are an integral
                      part of these financial statements

                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                         INCOME LIMITED PARTNERSHIP P-8
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                       2005             2004            2003
                                   ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,122,923       $1,719,771      $1,777,255
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -                -        (     4,862)
      Depletion of Net
         Profits Interests             183,707          136,275         186,708
      Gain on sale of Net
         Profits Interests         (       434)            -        (   555,967)
      Net change in accounts
         receivable / accounts
         payable - Net Profits     (   124,650)     (   206,993)         31,639
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $2,181,546       $1,649,053      $1,434,773
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  620,162)     ($  337,245)    ($  420,686)
   Proceeds from sale of
      Net Profits Interests               -                -            602,905
                                     ---------        ---------       ---------
   Net cash provided (used) by
      investing activities         ($  620,162)     ($  337,245)     $  182,219
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,380,782)     ($1,241,688)    ($1,553,087)
                                     ---------        ---------       ---------
   Net cash used by
      financing activities         ($1,380,782)     ($1,241,688)    ($1,553,087)
                                     ---------        ---------       ---------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS            $  180,602       $   70,120      $   63,905

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 745,323          675,203         611,298
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $  925,925       $  745,323      $  675,203
                                     =========        =========       =========

                     The accompanying notes are an integral
                       part of these financial statements

                         GEODYNE INSTITUTIONAL/PENSION
                 ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                       Notes to the Financial Statements
             For the Years Ended December 31, 2005, 2004, and 2003


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

      The P-7 and P-8 Partnerships were activated February 28, 1992 with Limited Partner capital contributions of $18,870,200 and $11,616,800, respectively. The Partnerships were scheduled to terminate on February 28, 2002 in accordance with the partnership agreement for each Partnership (the "Partnership

Agreement"). However, the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date to December 31, 2007. The General Partner has not determined whether it will further extend the term of either Partnership.

      An affiliate of the General Partner owned 42,948 (22.8%) and 35,665 (30.7%) of the P-7 and P-8 Partnerships' Units, respectively, at December 31, 2005.

      The Partnerships' sole business is owning Net Profits Interests in oil and gas properties. Substantially all of the gas production attributable to the Partnerships' Net Profits Interests is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


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

      The P-7 and P-8 Partnerships achieved payout during the second quarter of 2004 and the fourth quarter of 2003, respectively. After payout, operations and revenues for the Partnerships are allocated using the 10%/90% after payout percentages set forth in Footnote 2 to the table above.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest. The depletion rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2005, 2004, and 2003 were as follows:

            Partnership         2005      2004        2003
            -----------         -----     -----       -----

                P-7             $2.38     $1.66       $2.20
                P-8              2.29      1.51        2.01

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2005.


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


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. On January 1, 2003, the Partnerships adopted FAS No. 143 "Accounting for Asset Retirement Obligations" and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time related discount factor. For the year ended December 31, 2005, the P-7 and P-8 Partnerships recognized approximately $74,000 and $52,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the years ended December 31, 2005 and 2004 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $326,907          $317,713
Additions                                     5,199              -
Revisions                                   300,460         (   5,538)
Accretion expense                            32,319            14,732
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $664,885          $326,907
                                            =======           =======


                                 P-8 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $239,986          $234,524
Additions                                     3,293              -
Revisions                                   223,609         (   5,496)
Settlements and disposals                 (     434)             -
Accretion expense                            24,042            10,958
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $490,496          $239,986
                                            =======           =======


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2005, 2004, and 2003:

            Partnership         2005           2004           2003
            -----------       --------       --------       --------

                P-7           $198,636       $198,636       $198,636
                P-8            122,280        122,280        122,280

      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the combined oil and gas sales attributable to each of the Partnership's Net Profits Interests during the years ended December 31, 2005, 2004, and 2003:


   Partnership              Purchaser                       Percentage
   -----------       ----------------------          -----------------------
                                                     2005     2004     2003
                                                     -----    -----    -----
       P-7           Occidental Energy
                      Marketing, Inc.
                      ("Occidental")                 35.6%    24.0%      -
                     Hunt Oil Company ("Hunt")       15.6%    18.3%    15.9%
                     Plains Marketing, L.P.          11.4%      -        -
                     ExxonMobil Oil
                      Corporation ("Exxon")            -      11.3%    33.1%
                     Duke Energy Field
                      Services, Inc. ("Duke")          -        -      10.2%
                     Scurlock Permian Corp.            -        -      10.0%


       P-8           Occidental                      34.5%    22.8%      -
                     Hunt                            14.1%    16.2%    13.8%
                     Exxon                             -      11.5%    31.3%
                     Duke                              -        -      10.6%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion and valuation allowance at December 31, 2005 and 2004 were as follows:


                                P-7 Partnership
                                ---------------

                                                2005              2004
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $17,469,825       $16,147,582

Accumulated depletion and
   valuation allowance                      ( 12,642,844)     ( 12,420,555)
                                              ----------        ----------
   Net Profits Interests, net                $ 4,826,981       $ 3,727,027
                                              ==========        ==========


                                P-8 Partnership
                                ---------------

                                                2005              2004
                                            -------------     -------------

Net Profits Interests in proved
   oil and gas properties                    $10,460,819       $ 9,616,334

Accumulated depletion and
   valuation allowance                      (  7,529,877)     (  7,370,642)
                                              ----------        ----------

   Net Profits Interests, net                $ 2,930,942       $ 2,245,692
                                              ==========        ==========



      Costs Incurred

      The following table sets forth the development costs related to the Working Interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2005, 2004, and 2003. Since these development costs were charged against the Net Profits payable to the Partnerships, such development costs were indirectly borne by the Partnerships. No acquisition or exploration costs were incurred during the same periods.

   Partnership                      2005(1)          2004          2003(2)
   ------------                   ----------       --------       --------

         P-7                      $1,065,027       $686,894       $691,049
         P-8                         618,012        420,275        420,686

   ------------------
   (1) Excludes the estimated asset retirement costs for the P-7 and P-8 Partnerships of approximately $300,000 and $224,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.

   (2) Excludes the estimated asset retirement costs for the P-7 and P-8 Partnerships of approximately $246,000 and $174,000, respectively, recorded as part of the FAS No. 143 implementation.


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





                                                        P-7 Partnership                      P-8 Partnership
                                                 ----------------------------          ----------------------------
                                                   Crude            Natural              Crude            Natural
                                                    Oil               Gas                 Oil               Gas
                                                 (Barrels)           (Mcf)             (Barrels)           (Mcf)
                                                -----------       -----------          ---------        -----------

Proved reserves, December 31, 2002                 947,225         4,419,130            556,658          3,047,476
   Production                                   (   82,711)       (  338,742)          ( 49,766)        (  257,786)
   Sales of minerals in place                   (   19,374)       (  240,703)          ( 13,548)        (  332,085)
   Extensions and discoveries                      107,476           124,665             64,413             71,616
   Revisions of previous
      estimates                                    128,096           576,508             77,602            387,756
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2003               1,080,712         4,540,858            635,359          2,916,977
   Production                                   (   74,393)       (  405,100)          ( 45,339)        (  270,536)
   Extensions and discoveries                      225,680           315,285            137,225            173,999
   Revisions of previous
      estimates                                    288,140         1,029,036            170,474            705,453
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2004               1,520,139         5,480,079            897,719          3,525,893
   Production                                   (   71,917)       (  334,064)          ( 42,696)        (  226,142)
   Extensions and discoveries                      316,554           279,524            194,134            161,106
   Revisions of previous
      estimates                                 (  129,287)          457,996           ( 72,070)           291,372
                                                 ---------         ---------            -------          ---------
Proved reserves, December 31, 2005               1,635,489         5,883,535            977,087          3,752,229
                                                 =========         =========            =======          =========
PROVED DEVELOPED RESERVES:
   December 31, 2003                             1,080,712         4,540,858            635,337          2,916,770
                                                 =========         =========            =======          =========
   December 31, 2004                             1,520,139         5,480,079            897,699          3,525,689
                                                 =========         =========            =======          =========
   December 31, 2005                             1,635,489         5,883,535            977,087          3,752,229
                                                 =========         =========            =======          =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                 P-7 Partnership
                                 ---------------

                                                 2005
                         --------------------------------------------------
                          First         Second          Third      Fourth
                         Quarter        Quarter        Quarter     Quarter
                         --------       --------      ----------   --------

Total Revenues           $881,809       $870,234      $1,209,621   $908,631
Gross Profit (1)          829,884        806,831       1,114,137    816,392
Net Income                755,793        753,974       1,061,481    759,739
Limited Partners'
   Net Income
   Per Unit                  3.58           3.57            5.02       3.58

                                                 2004
                         --------------------------------------------------
                          First         Second          Third      Fourth
                         Quarter        Quarter        Quarter     Quarter
                         --------       --------      ----------   --------

Total Revenues           $554,506       $892,202      $  951,443   $682,689
Gross Profit (1)          488,792        820,405         903,818    632,722
Net Income                430,539        752,757         851,318    581,325
Limited Partners'
   Net Income
   Per Unit                  2.15           3.56            4.04       2.75

-------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-8 Partnership
                                 ---------------

                                                 2005
                         --------------------------------------------------
                          First         Second         Third       Fourth
                         Quarter        Quarter       Quarter      Quarter
                         --------       --------      --------     --------

Total Revenues           $532,068       $551,568      $761,921     $617,799
Gross Profit (1)          501,050        514,308       700,650      563,641
Net Income                447,024        481,285       667,859      526,755
Limited Partners'
   Net Income
   Per Unit                  3.44           3.70          5.13         4.05


                                                 2004
                         --------------------------------------------------
                          First         Second         Third       Fourth
                         Quarter        Quarter       Quarter      Quarter
                         --------       --------      --------     --------

Total Revenues           $373,067       $572,467      $591,261     $469,138
Gross Profit (1)          334,378        530,776       563,946      440,558
Net Income                296,624        483,348       531,259      408,540
Limited Partners'
   Net Income
   Per Unit                  2.27           3.71          4.10         3.14




------------------------
(1) Total revenues less depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------

Exh.
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

*4.10 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7 dated October 27, 2005.

 4.11 Certificate of Limited Partnership dated February 28, 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.9 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.12 Agreement of Limited Partnership dated February 28 , 1992, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.10 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 25, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.11 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.14 Second Amendment to Certificate of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit
         4.12 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.13 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.14 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.15 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8, filed with the Securities and Exchange Commission on February 26, 2002, as Exhibit 4.16 to Annual Report on Form 10K-405 for period ended December 31, 2001 and is hereby incorporated by reference.

 4.19 Sixth Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 filed with the Securities and Exchange Commission on March 26, 2004, as Exhibit 4.17 to Annual Report on Form 10-K for period ended December 31, 2003, and is hereby incorporated by reference.

*4.20 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8 dated October 27, 2005.

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