Form 10-Q
period 2006-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2006-08-14
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2006


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

                             Large accelerated filer
                  --------

                             Accelerated filer
                  --------

                      X      Non-accelerated filer
                  --------

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

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,222,755        $1,438,955
                                              ----------        ----------
        Total current assets                  $1,222,755        $1,438,955

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               5,074,127         4,826,981
                                              ----------        ----------
                                              $6,296,882        $6,265,936
                                              ==========        ==========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $   25,810        $  197,298
                                              ----------        ----------
        Total current liabilities             $   25,810        $  197,298

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    6,106       ($    8,941)
   Limited Partners, issued and
      outstanding, 188,702 units               6,264,966         6,077,579
                                              ----------        ----------
        Total Partners' capital               $6,271,072        $6,068,638
                                              ----------        ----------
                                              $6,296,882        $6,265,936
                                              ==========        ==========








            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------        --------

REVENUES:
   Net Profits                                $1,162,885        $865,786
   Interest income                                 8,201           4,448
                                              ----------        --------
                                              $1,171,086        $870,234

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   63,667        $ 63,403
   General and administrative
      (Note 2)                                    52,760          52,857
                                              ----------        --------
                                              $  116,427        $116,260
                                              ----------        --------

NET INCOME                                    $1,054,659        $753,974
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $  110,376        $ 80,659
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  944,283        $673,315
                                              ==========        ========
NET INCOME per unit                           $     5.00        $   3.57
                                              ==========        ========
UNITS OUTSTANDING                                188,702         188,702
                                              ==========        ========





















            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Net Profits                                $2,246,473        $1,743,370
   Interest income                                18,435             8,673
                                              ----------        ----------
                                              $2,264,908        $1,752,043

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  144,029        $  115,328
   General and administrative
      (Note 2)                                   129,205           126,948
                                              ----------        ----------
                                              $  273,234        $  242,276
                                              ----------        ----------

NET INCOME                                    $1,991,674        $1,509,767
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  210,287        $  160,489
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,781,387        $1,349,278
                                              ==========        ==========
NET INCOME per unit                           $     9.44        $     7.15
                                              ==========        ==========
UNITS OUTSTANDING                                188,702           188,702
                                              ==========        ==========





















            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                    2006            2005
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,991,674      $1,509,767
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                   144,029         115,328
      Settlement of asset retirement
        obligation                              (       261)              -
      Net change in accounts receivable/
        accounts payable - Net Profits          (   149,176)    (   236,917)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $1,986,266      $1,388,178
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  413,226)    ($  605,711)
                                                 ----------      ----------
Net cash used by investing
   activities                                   ($  413,226)    ($  605,711)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,789,240)    ($  985,050)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($1,789,240)    ($  985,050)
                                                 ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  216,200)    ($  202,583)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,438,955       1,158,634
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,222,755      $  956,051
                                                 ==========      ==========








            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,        December 31,
                                                  2006              2005
                                               ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  795,526        $  925,925
                                               ----------        ----------
        Total current assets                   $  795,526        $  925,925

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                3,075,120         2,930,942
                                               ----------        ----------
                                               $3,870,646        $3,856,867
                                               ==========        ==========



                        LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   72,059        $  133,524
                                               ----------        ----------
        Total current liabilities              $   72,059        $  133,524

PARTNERS' CAPITAL:
   General Partner                             $   14,335        $    9,941
   Limited Partners, issued and
      outstanding, 116,168 units                3,784,252         3,713,402
                                               ----------        ----------
        Total Partners' capital                $3,798,587        $3,723,343
                                               ----------        ----------
                                               $3,870,646        $3,856,867
                                               ==========        ==========












            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $730,882          $548,755
   Interest income                                 5,559             2,813
                                                --------          --------
                                                $736,441          $551,568

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 39,029          $ 37,260
   General and administrative
      (Note 2)                                    32,858            33,023
                                                --------          --------
                                                $ 71,887          $ 70,283
                                                --------          --------

NET INCOME                                      $664,554          $481,285
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 69,412          $ 51,200
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $595,142          $430,085
                                                ========          ========
NET INCOME per unit                             $   5.12          $   3.70
                                                ========          ========
UNITS OUTSTANDING                                116,168           116,168
                                                ========          ========





















            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,405,651        $1,078,139
   Interest income                                12,198             5,497
                                              ----------        ----------
                                              $1,417,849        $1,083,636

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   87,133        $   68,278
   General and administrative
      (Note 2)                                    89,080            87,049
                                              ----------        ----------
                                              $  176,213        $  155,327
                                              ----------        ----------

NET INCOME                                    $1,241,636        $  928,309
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  130,786        $   98,426
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,110,850        $  829,883
                                              ==========        ==========
NET INCOME per unit                           $     9.56        $     7.14
                                              ==========        ==========
UNITS OUTSTANDING                                116,168           116,168
                                              ==========        ==========




















            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                    2006            2005
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,241,636       $928,309
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                    87,133         68,278
      Settlement of asset retirement
        obligation                              (       161)             -
      Net change in accounts receivable/
        accounts payable - Net Profits          (    51,751)     ( 129,534)
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,276,857       $867,053
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  240,864)     ($349,923)
                                                 ----------       --------
Net cash used by investing
   activities                                   ($  240,864)     ($349,923)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,166,392)     ($636,959)
                                                 ----------       --------
Net cash used by financing
   activities                                   ($1,166,392)     ($636,959)
                                                 ----------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  130,399)     ($119,829)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              925,925        745,323
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  795,526       $625,494
                                                 ==========       ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2006, statements of operations for the three and six months ended June 30, 2006 and 2005, and statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited
      Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2006, the P-7 and P-8 Partnerships recognized $31,000 and $23,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2006 and 2005 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             Three Months     Three Months
                                                 Ended            Ended
                                               6/30/2006        6/30/2005
                                             ------------     ------------

      Total Asset Retirement
         Obligation, April 1                    $673,466         $334,805
      Revisions                                   54,936                -
      Settlements and disposals                (     261)               -
      Accretion expense                            9,925            3,867
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Quarter             $738,066         $338,672
                                                ========         ========


                                              Six Months       Six Months
                                                 Ended            Ended
                                               6/30/2006        6/30/2005
                                             ------------     ------------

      Total Asset Retirement
         Obligation, January 1                  $664,885         $326,907
      Additions                                        -            4,033
      Revisions                                   54,936                -
      Settlements and disposals                (     261)               -
      Accretion expense                           18,506            7,732
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Period              $738,066         $338,672
                                                ========         ========

                                 P-8 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $496,880          $245,288
      Additions                                        -               268
      Revisions                                   33,853                 -
      Settlements and disposals                (     161)                -
      Accretion expense                            7,205             2,887
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $537,777          $248,443
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $490,496          $239,986
      Additions                                        -             2,697
      Revisions                                   33,853                 -
      Settlements and disposals                (     161)                -
      Accretion expense                           13,589             5,760
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $537,777          $248,443
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $ 3,101                   $49,659
               P-8                   2,288                    30,570

      During the six months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $29,887                   $99,318
               P-8                  27,940                    61,140


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


GENERAL
-------

      The Partnerships were formed for the purpose of acquiring Net Profits Interests located in the continental United States. In general, each Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and General Partner in accordance with the terms of the Partnership Agreements.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2006, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $318,000 and $184,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities on a large unitized property, the Robertson North Unit located in Gaines County, Texas and (ii) recompletion activities on the Fed 11-20S-34E #2 well located in Lea County, New Mexico. As of the date of this Quarterly Report, these activities are still in progress.

      During the six months ended June 30, 2005, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $485,000 and $274,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities on a large unitized property, the Robertson North Unit described above and (ii) recompletion activities on the Fed. 11-20S-34E #3 well located in Lea County, New Mexico.

      Any other capital expenditures incurred by the Partnerships during the six months ended June 30, 2006 and 2005 were not significant to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements, the Partnerships were scheduled to terminate on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third extension thereby extending their termination date to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not determined whether it will further extend the term of either Partnership.


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

      Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

      Included in accounts receivable (payable) - Net Profits are costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation described below.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that will impact the Partnerships' future results of operations and financial position.

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

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                 P-7 Partnership
                                 ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2005             1,635,489       5,883,535
         Production                             (   17,511)     (   80,798)
         Extensions and discoveries                 13,399           7,198
         Revisions of previous
            estimates                                1,085      (   66,983)
                                                 ---------       ---------

      Proved reserves, March 31, 2006            1,632,462       5,742,952
         Production                             (   16,651)     (   79,335)
         Extensions and discoveries                 29,022          21,892
         Revisions of previous
            estimates                           (   38,939)     (  135,916)
                                                 ---------       ---------

      Proved reserves, June 30, 2006             1,605,894       5,549,593
                                                 =========       =========


                                 P-8 Partnership
                                 ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2005                977,087       3,752,229
         Production                                ( 10,530)     (   55,497)
         Extensions and discoveries                   8,459           4,556
         Revisions of previous
            estimates                                    13      (   54,016)
                                                    -------       ---------

      Proved reserves, March 31, 2006               975,029       3,647,272
         Production                                (  9,941)     (   53,208)
         Extensions and discoveries                  17,626          11,519
         Revisions of previous
            estimates                              ( 25,310)     (   65,662)
                                                    -------       ---------

      Proved reserves, June 30, 2006                957,404       3,539,921
                                                    =======       =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2006 will actually be realized for such production.


                                Net Present Value of Reserves
                         ---------------------------------------------
      Partnership          6/30/06          3/31/06         12/31/05
      -----------        -----------      -----------      -----------
         P-7             $33,128,913      $31,962,444      $34,146,848
         P-8              20,204,131       19,626,079       21,333,357



                                      Oil and Gas Prices
                         ---------------------------------------------
        Pricing            6/30/06          3/31/06         12/31/05
      -----------        -----------      -----------      -----------
      Oil (Bbl)          $     73.94      $     66.25      $     61.06
      Gas (Mcf)                 6.09             7.18            10.08


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices are very volatile. Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006              2005
                                                ----------         --------
      Net Profits                               $1,162,885         $865,786
      Barrels produced                              16,651           18,453
      Mcf produced                                  79,335           72,165
      Average price/Bbl                         $    62.06         $  47.12
      Average price/Mcf                         $     5.40         $   5.76

      As shown in the table above, total Net Profits increased $297,000 (34.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $249,000 was related to an increase in the average price of oil sold, (ii) $120,000 was related to a decrease in production expenses, and (iii) $41,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of (i) $85,000 related to a decrease in volumes of oil sold and
      (ii) $28,000 related to a decrease in the average price of gas sold.

      Volumes of oil sold decreased 1,802 barrels, while volumes of gas sold increased 7,170 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to increases in production on several wells following their successful workovers during mid to late 2005, which increases were partially offset by normal declines in production.

      The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests remained relatively constant for the three months ended June 30, 2006 and 2005. This depletion increased (i) $5,000 due to additional accretion as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $4,000 due to the depletion of additional Net Profits Interests as a result of the revision in the asset retirement obligations and an increase in depletable Net Profits Interests during the three months ended June 30, 2006 primarily due to the recompletion of one significant well. However, these increases were substantially offset by (i) two significant wells being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves and (ii) the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 5.5% for the three months ended June 30, 2006 from 7.3% for the three months ended June 30, 2005, primarily due to the increase in the average price of oil sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 4.5% for the three months ended June 30, 2006 from 6.1% for the three months ended June 30, 2005, primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Net Profits                               $2,246,473       $1,743,370
      Barrels produced                              34,162           36,898
      Mcf produced                                 160,133          163,017
      Average price/Bbl                         $    59.84       $    46.86
      Average price/Mcf                         $     5.57       $     5.47

      As shown in the table above, total Net Profits increased $503,000 (28.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $443,000 was related to an increase in the average price of oil sold and (ii) $187,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $128,000 and $16,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,736 barrels and 2,884 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by increases in production on several wells following their successful workovers during mid to late 2005.

      The decrease in production expenses was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the six months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $29,000 (24.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to an increase in depletable Net Profits Interests during the six months ended June 30, 2006 primarily due to the recompletion of one significant well. Other contributing factors to the increase were (i) $9,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $9,000 due to the accretion of these additional asset retirement obligations. These increases were partially offset by (i) two significant wells being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.4% for the six months ended June 30, 2006 from 6.6% for the six months ended June 30, 2005.

      General and administrative expenses increased $2,000 (1.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 5.8% for the six months ended June 30, 2006 from 7.3% for the six months ended June 30, 2005, primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $23,182,916   or  122.85%  of   Limited   Partners'   capital
      contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $730,882         $548,755
      Barrels produced                               9,941           11,087
      Mcf produced                                  53,208           52,992
      Average price/Bbl                           $  61.99         $  46.96
      Average price/Mcf                           $   5.55         $   5.65

      As shown in the table above, total Net Profits increased $182,000 (33.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $149,000 was related to an increase in the average price of oil sold and (ii) $91,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of $54,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 1,146 barrels, while volumes of gas sold increased 216 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to increases in production on several wells following their successful workovers during mid to late 2005, which increases were substantially offset by normal declines in production.

      The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $2,000 (4.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $4,000 was due to additional accretion as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 was due to the depletion of additional Net Profits Interests as a result of the revision in the asset retirement obligations. Another contributing factor to the increase was an increase in depletable Net Profits Interests during the three months ended June 30, 2006 primarily due to the recompletion of one significant well. These increases were partially offset by (i) two significant wells being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves and (ii) the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 5.3% for the three months ended June 30, 2006 from 6.8% for the three months ended June 30, 2005, primarily due to the increase in the average price of oil sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 4.5% for the three months ended June 30, 2006 from 6.0% for the three months ended June 30, 2005, primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Net Profits                                 $1,405,651     $1,078,139
      Barrels produced                                20,471         21,686
      Mcf produced                                   108,705        110,186
      Average price/Bbl                           $    59.71     $    46.85
      Average price/Mcf                           $     5.75     $     5.57

      As shown in the table above, total Net Profits increased $328,000 (30.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $263,000 was related to an increase in the average price of oil sold and (ii) $110,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $57,000 and $8,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,215 barrels and 1,481 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) increases in production on several wells following their successful workovers during mid to late 2005 and (ii) a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      The decrease in production expenses was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2005. This decrease was partially offset by (i) workover expenses incurred on several other wells during the six months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $19,000 (27.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to an increase in depletable Net Profits Interests during the six months ended June 30, 2006 primarily due to the recompletion of one significant well. Other contributing factors to the increase were (i) $7,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $7,000 due to the accretion of these additional asset retirement obligations. These increases were partially offset by (i) two significant wells being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.2% for the six months ended June 30, 2006 from 6.3% for the six months ended June 30, 2005.

      General and administrative expenses increased $2,000 (2.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of Net Profits, these expenses decreased to 6.3% for the six months ended June 30, 2006 from 8.1% for the six months ended June 30, 2005, primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $15,480,583   or  133.26%  of   Limited   Partners'   capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

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


                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-7
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2006              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2006              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.    Exhibit
----   -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-7.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-8.

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