Form 10-Q
period 2006-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2006-11-20
CIK 888240, 888239

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2006


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

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,267,748        $1,438,955
   Assets held for sale (Note 3)               3,119,424                 -
                                              ----------        ----------
        Total current assets                  $4,387,172        $1,438,955

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,924,295         4,826,981
                                              ----------        ----------
                                              $6,311,467        $6,265,936
                                              ==========        ==========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $   21,905        $  197,298
                                              ----------        ----------
        Total current liabilities             $   21,905        $  197,298

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    2,533)      ($    8,941)
   Limited Partners, issued and
      outstanding, 188,702 units               6,292,095         6,077,579
                                              ----------        ----------
        Total Partners' capital               $6,289,562        $6,068,638
                                              ----------        ----------
                                              $6,311,467        $6,265,936
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)




                                                2006          2005
                                              --------     ----------
REVENUES:
   Net Profits                                $617,888     $  734,968
   Interest income                               8,916          4,585
                                              --------     ----------
                                              $626,804     $  739,553

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $ 23,167     $   51,971
   Impairment provision                         22,637              -
   General and administrative
      (Note 2)                                  52,112         52,656
                                              --------     ----------
                                              $ 97,916     $  104,627
                                              --------     ----------

NET INCOME FROM CONTINUING OPERATIONS         $528,888       $634,926

   Income from discontinued operations         427,572        426,555
                                              --------     ----------
NET INCOME                                    $956,460     $1,061,481
                                              ========     ==========

GENERAL PARTNER:
   Net income from continuing operations $ 56,119 $ 67,712 Net income from discontinued
      operations                                43,212         46,571
   Net income                                   99,331        114,283

LIMITED PARTNERS:
   Net income from continuing operations $472,769 $ 567,214 Net income from discontinued
      operations                               384,360        379,984
   Net income                                  857,129        947,198

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                   $   2.50     $     3.00
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                       2.04           2.01
NET INCOME PER UNIT                               4.54           5.01

UNITS OUTSTANDING                              188,702        188,702




            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                               2006           2005
                                            ----------     ----------
REVENUES:
   Net Profits                              $1,976,472     $1,977,143
   Interest income                              27,351         13,258
                                            ----------     ----------
                                            $2,003,823     $1,990,401

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                             $  103,588     $  112,905
   Impairment provision                         22,637              -
   General and administrative
      (Note 2)                                 181,317        179,604
                                            ----------     ----------
                                            $  307,542     $  292,509
                                            ----------     ----------

NET INCOME FROM CONTINUING OPERATIONS       $1,696,281     $1,697,892

   Income from discontinued operations       1,251,853        873,356
                                            ----------     ----------
NET INCOME                                  $2,948,134     $2,571,248
                                            ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations $ 178,253 $ 178,625 Net income from discontinued
      operations                               131,365         96,147
   Net income                                  309,618        274,772

LIMITED PARTNERS:
   Net income from continuing operations $1,518,028 $1,519,267 Net income from discontinued
      operations                             1,120,488        777,209
   Net income                                2,638,516      2,296,476

NET INCOME FROM CONTINUING OPERATIONS       $     8.04     $     8.05
   PER UNIT
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                       5.94           4.12
NET INCOME PER UNIT                              13.98          12.17

UNITS OUTSTANDING                              188,702        188,702





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,948,134      $2,571,248
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                   172,256         210,812
      Impairment provision                           22,637               -
      Settlement of asset retirement
        obligation                              (       261)              -
      Net change in accounts receivable/
        accounts payable - Net Profits          (    30,609)    (   560,350)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $3,112,157      $2,221,710
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  556,154)    ($  788,927)
                                                 ----------      ----------
Net cash used by investing
   activities                                   ($  556,154)    ($  788,927)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,727,210)    ($1,637,349)
                                                 ----------      ----------
Net cash used by financing
   activities                                   ($2,727,210)    ($1,637,349)
                                                 ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  171,207)    ($  204,566)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,438,955       1,158,634
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,267,748      $  954,068
                                                 ==========      ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,      December 31,
                                                 2006               2005
                                             ------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  802,083        $  925,925
   Assets held for sale                         1,926,119                 -
                                               ----------        ----------
        Total current assets                   $2,728,202        $  925,925

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,134,877         2,930,942
                                               ----------        ----------
                                               $3,863,079        $3,856,867
                                               ==========        ==========



                        LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   62,542        $  133,524
                                               ----------        ----------
        Total current liabilities              $   62,542        $  133,524

PARTNERS' CAPITAL:
   General Partner                             $    9,461        $    9,941
   Limited Partners, issued and
      outstanding, 116,168 units                3,791,076         3,713,402
                                               ----------        ----------
        Total Partners' capital                $3,800,537        $3,723,343
                                               ----------        ----------
                                               $3,863,079        $3,856,867
                                               ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                               2006            2005
                                             --------        --------
REVENUES:
   Net Profits                               $385,489        $458,283
   Interest income                              5,799           3,038
                                             --------        --------
                                             $391,288        $461,321

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                              $ 15,985         $34,453
   Impairment provision                        12,796               -
   General and administrative
      (Note 2)                                 32,480          32,791
                                             --------        --------
                                             $ 61,261        $ 67,244
                                             --------        --------

NET INCOME FROM CONTINUING OPERATIONS        $330,027        $394,077

   Income from discontinued operations        274,546         273,782
                                             --------        --------
NET INCOME                                   $604,573        $667,859
                                             ========        ========

GENERAL PARTNER:
   Net income from continuing operations     $ 35,014        $ 42,205
   Net income from discontinued
      operations                               27,736          29,792
   Net income                                  62,750          71,997

LIMITED PARTNERS:
   Net income from continuing operations     $295,013        $351,872
   Net income from discontinued
      operations                              246,810         243,990
   Net income                                 541,823         595,862

NET INCOME FROM CONTINUING OPERATIONS        $   2.54        $   3.03
   PER UNIT
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                      2.12            2.10
NET INCOME PER UNIT                              4.66            5.13

UNITS OUTSTANDING                             116,168         116,168





            The accompanying condensed notes are an integral part of
                           these financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                               2006           2005
                                            ----------     ----------
REVENUES:
   Net Profits                              $1,226,485     $1,210,784
   Interest income                              17,997          8,535
                                            ----------     ----------
                                            $1,244,482     $1,219,319

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                             $   63,803     $   69,261
   Impairment provision                         12,796              -
   General and administrative
      (Note 2)                                 121,560        119,840
                                            ----------     ----------
                                            $  198,159     $  189,101
                                            ----------     ----------

NET INCOME FROM CONTINUING OPERATIONS       $1,046,323     $1,030,218

   Income from discontinued operations         799,886        565,950
                                            ----------     ----------
NET INCOME                                  $1,846,209     $1,596,168
                                            ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations $ 109,727 $ 108,402 Net income from discontinued
      operations                                83,808         62,021
   Net income                                  193,535        170,423

LIMITED PARTNERS:
   Net income from continuing operations $ 936,596 $ 921,816 Net income from discontinued
      operations                               716,078        503,929
   Net income                                1,652,674      1,425,745

NET INCOME FROM CONTINUING OPERATIONS       $     8.06     $     7.94
   PER UNIT
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                       6.16           4.34
NET INCOME PER UNIT                              14.22          12.28

UNITS OUTSTANDING                              116,168        116,168





            The accompanying condensed notes are an integral part of
                           these financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006           2005
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,846,209     $1,596,168
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   106,242        129,549
      Impairment provision                           12,796              -
      Settlement of asset retirement
        obligation                              (       161)             -
      Net change in accounts receivable/
        accounts payable - Net Profits               10,054    (   326,229)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,975,140     $1,399,488
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  329,967)   ($  459,929)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($  329,967)   ($  459,929)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,769,015)   ($1,061,415)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,769,015)   ($1,061,415)
                                                 ----------     ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  123,842)   ($  121,856)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              925,925        745,323
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  802,083     $  623,467
                                                 ==========     ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2006, statements of operations for the three and nine months ended September 30, 2006 and 2005, and statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Statements of Cash Flows include cash flows attributable to
      discontinued   operations  and  assets  held  for  sale  for  all  periods presented.

      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

      DISCONTINUED OPERATIONS
      -----------------------

      As further discussed in Note 3, the Partnerships sold their interest in the Plains Unit to an independent third party at a large public oil and gas auction on October 11, 2006. It is anticipated that additional properties will be sold at auction in December 2006 and February 2007. The following chart shows the number of properties anticipated to be sold under the plan and their associated proved reserves as of September 30, 2006.

                                    Number of                  Proved
            Partnership            Properties                 Reserves
            -----------          ---------------           --------------
               P-7                      41                  $11,945,000
               P-8                      58                    7,436,000


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.

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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $23,000 and $13,000 for the P-7 and P-8 Partnerships, respectively. Since oil and natural gas prices remain volatile, the partnerships may be required to write down the carrying value of its Net Profits Interests at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of Net Profits Interests is not reversible.

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2006, the P-7 and P-8 Partnerships recognized $44,000 and $34,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2006 and 2005 are as shown below.

                                 P-7 Partnership
                                 ---------------

                                             Three Months     Three Months
                                                 Ended            Ended
                                              9/30/2006         9/30/2005
                                             ------------     ------------

      Total Asset Retirement
         Obligation, July 1                     $738,066         $338,672
      Revisions                                        -          319,893
      Accretion expense                            9,224           17,323
      Discontinued operations                  ( 400,321)               -
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Quarter             $346,969         $675,888
                                                ========         ========

                                              Nine Months      Nine Months
                                                 Ended            Ended
                                               9/30/2006        9/30/2005
                                             ------------     ------------

      Total Asset Retirement
         Obligation, January 1                  $664,885         $326,907
      Additions                                        -            4,033
      Revisions                                   54,936          319,893
      Settlements and disposals                (     261)               -
      Accretion expense                           27,730           25,055
      Discontinued operations                  ( 400,321)               -
                                                --------         --------
      Total Asset Retirement
         Obligation, End of Period              $346,969         $675,888
                                                ========         ========

                                 P-8 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                              9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $537,777          $248,443
      Revisions                                        -           235,590
      Accretion expense                            6,766            12,786
      Discontinued operations                  ( 246,969)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $297,574          $496,819
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $490,496          $239,986
      Additions                                        -             2,697
      Revisions                                   33,853           235,590
      Settlements and disposals                (     161)                -
      Accretion expense                           20,355            18,546
      Discontinued operations                  ( 246,969)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $297,574          $496,819
                                                ========          ========

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $ 2,453                   $49,659
               P-8                   1,910                    30,570


      During the nine months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                 $32,340                  $148,977
               P-8                  29,850                    91,710

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the Partnerships sold their interest in the Plains Unit at a large public oil and gas auction which resulted in proceeds of approximately $769,000 and $394,000 (net of fees), respectively, to the P-7 and P-8 Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $690,000 and $353,000, respectively, for the P-7 and P-8 Partnerships. It is anticipated that additional properties will be sold at auction in December 2006 and February 2007. The property sold in the October auction and those scheduled to be sold in the December 2006 and February 2007 auctions represent a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts" (FAS 144). Accordingly, current year results of operations for these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations are as follows:

                                 P-7 Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $  432,632         $241,548
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (     5,060)       (  43,513)
                                               ----------         --------
      Income from discontinued
         operations                            $  427,572         $198,035
                                               ==========         ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                                9/30/2006        9/30/2005
                                              ------------      ------------

      Net Profits                              $1,320,521         $742,743
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    68,668)       (  97,907)
                                               ----------         --------
      Income from discontinued
         operations                            $1,251,853         $644,836
                                               ==========         ========

                                 P-8 Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $  277,670         $159,720
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (     3,124)       (  26,818)
                                               ----------         --------
      Income from discontinued
         operations                            $  274,546         $132,902
                                               ==========         ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $  842,325         $485,358
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    42,439)       (  60,288)
                                               ----------         --------
      Income from discontinued
         operations                            $  799,886         $425,070
                                               ==========         ========

Assets of the discontinued operations for the nine months ended September 30, 2006 were as follows:

                                                                   P-7
                                                               Partnership
                                                               -----------

      Accounts payable - Net Profits                           ($  176,182)
      Net Profits Interests                                      8,050,113
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             ( 4,754,507)
                                                                ----------
      Net assets held for sale                                  $3,119,424
                                                                ==========

                                                                   P-8
                                                               Partnership
                                                               -----------

      Accounts payable - Net Profits                           ($  103,226)
      Net Profits Interests                                      4,568,337
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             ( 2,538,992)
                                                                ----------
      Net assets held for sale                                  $1,926,119
                                                                ==========

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

DISCONTINUED OPERATIONS
-----------------------

      In October 2006, the Partnerships sold their interest in the Plains Unit. This disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $769,000 and $394,000, respectively, were included in the November 15, 2006 cash distributions paid by the P-7 and P-8 Partnerships. The sale of this property will impact the continuing future operations of the Partnerships. It is anticipated that the Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the Affiliated Programs for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2006, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $505,000 and

      $298,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities on a large unitized property, the Robertson North Unit located in Gaines County, Texas and (ii) recompletion activities on the Fed 11-20S-34E #2 well located in Lea County, New Mexico. As of the date of this Quarterly Report, these activities are still in progress. The Robertson North Unit is included in discontinued operations and is anticipated to be sold in the next twelve months. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      During the nine months ended September 30, 2005, capital expenditures affecting the P-7 and P-8 Partnerships' Net Profits Interests totaled $814,000 and $468,000, respectively. These costs were indirectly incurred primarily as a result of (i) drilling activities on a large unitized property, the Robertson North Unit described above, (ii) recompletion activities on the Fed. 11-20S-34E #3 well located in Lea County, New Mexico, and (iii) the drilling of the Alison #3 well located in Martin County, Texas.

      Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2006 and 2005 were not significant to the Partnerships' cash flows.

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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $23,000 and $13,000 for the P-7 and P-8 Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its Net Profits Interests at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but not impact cash flow from operating activities. Once incurred, an impairment of Net Profits Interests is not reversible.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


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

                                 P-7 Partnership
                                 ---------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2005             1,635,489       5,883,535
         Production                             (   17,511)     (   80,798)
         Extensions and discoveries                 13,399           7,198
         Revisions of previous
            estimates                                1,085      (   66,983)
                                                 ---------       ---------

      Proved reserves, March 31, 2006            1,632,462       5,742,952
         Production                             (   16,651)     (   79,335)
         Extensions and discoveries                 29,022          21,892
         Revisions of previous
            estimates                           (   38,939)     (  135,916)
                                                 ---------       ---------

      Proved reserves, June 30, 2006             1,605,894       5,549,593
         Production of continuing
           operations                           (    5,801)     (   67,904)
         Production of discontinued
           operations                           (    9,430)     (    4,600)
         Discontinued operations                (1,015,764)     (  559,879)
         Revisions of previous
            estimates                           (  100,233)     (  881,049)
                                                 ---------       ---------

      Proved reserves, Sept. 30, 2006              474,666       4,036,161
                                                 =========       =========

                                 P-8 Partnership
                                 ---------------

                                                    Crude          Natural
                                                     Oil             Gas
                                                  (Barrels)         (Mcf)
                                                  ----------     -----------

      Proved reserves, Dec. 31, 2005                977,087       3,752,229
         Production                                ( 10,530)     (   55,497)
         Extensions and discoveries                   8,459           4,556
         Revisions of previous
            estimates                                    13      (   54,016)
                                                    -------       ---------

      Proved reserves, March 31, 2006               975,029       3,647,272
         Production                                (  9,941)     (   53,208)
         Extensions and discoveries                  17,626          11,519
         Revisions of previous
            estimates                              ( 25,310)     (   65,662)
                                                    -------       ---------

      Proved reserves, June 30, 2006                957,404       3,539,921
         Production of continuing
           operations                              (  3,333)     (   45,493)
         Production of discontinued
           operations                              (  5,836)     (    4,704)
         Discontinued operations                   (625,844)     (  382,800)
         Revisions of previous
            estimates                              ( 60,693)     (  549,886)
                                                    -------       ---------

      Proved reserves, Sept. 30, 2006               261,698       2,557,038
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2006 will actually be realized for such production.

                            Net Present Value of Reserves (In 000's)
                         ---------------------------------------------
      Partnership        9/30/06       6/30/06     3/31/06    12/31/05
      -----------        -------       -------     -------    --------
         P-7             $11,310       $33,129     $31,962    $ 34,147
         P-8               6,595        20,204      19,626      21,333


                                       Oil and Gas Prices
                         ---------------------------------------------
        Pricing          9/30/06       6/30/06     3/31/06    12/31/05
      -----------        -------       -------     -------    --------
      Oil (Bbl)          $ 62.90       $ 73.94     $ 66.25    $  61.06
      Gas (Mcf)             4.18          6.09        7.18       10.08

      The Partnerships had decreases in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2006 as compared to June 30, 2006 due to the decreases in the oil and gas prices used to run the reserves and the removal of the reserves related to discontinued operations.


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

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause a n acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-7 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $617,888         $734,968
      Barrels produced                               5,801            9,054
      Mcf produced                                  67,904           85,150
      Average price/Bbl                           $  68.36         $  61.60
      Average price/Mcf                           $   5.93         $   5.75

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the P-7 Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $117,000 (15.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $200,000 and $99,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $131,000 related to a decrease in production expenses and (ii) $39,000 and $12,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 3,253 barrels and 17,246 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended September 30, 2006 on one significant well following the recompletion of that well during mid 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      The decrease in production expenses was primarily due to (i) a decrease in workover expenses and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $29,000 (55.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of equipment credits on two fully depleted wells during the three months ended September 30, 2006, (ii) the decreases in volumes of oil and gas sold, and (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. These decreases were partially offset by
      (i) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005 and (ii) an increase in depletable Net Profits Interests during the three months ended September 30, 2006 primarily due to the recompletion of one significant well. As a percentage of Net Profits, this expense decreased to 3.7% for the three months ended September 30, 2006 from 7.1% for the three months ended September 30, 2005, primarily due to the dollar decrease in depletion of Net Profits Interests.

      The P-7 Partnership recognized a non-cash charge against earnings of $23,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of Net Profits, these expenses increased to 8.4% for the three months ended September 30, 2006 from 7.2% for the three months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-7 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Net Profits                               $1,976,472       $1,977,143
      Barrels produced                              20,260           25,291
      Mcf produced                                 218,271          235,866
      Average price/Bbl                         $    63.34       $    53.40
      Average price/Mcf                         $     5.68       $     5.57

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the P-7 Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits remained relatively constant for the nine months ended September 30, 2006 and 2005. Decreases of $269,000 and $98,000 related to decreases in volumes of oil and gas sold were substantially offset by increases of (i) $201,000 and $25,000 related to increases in the average prices of oil and gas sold and (ii) $140,000 related to a decrease in production expenses.

      Volumes of oil and gas sold decreased 5,031 barrels and 17,595 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following the recompletion of that well during mid 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      The decrease in production expenses was primarily due to (i) a decrease in workover expenses and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $9,000 (8.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) the receipt of equipment credits on two fully depleted wells during the nine months ended September 30, 2006, (ii) the decreases in volumes of oil and gas sold, and
      (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. These decreases were partially offset by (i) an increase in depletable Net Profits Interests during the nine months ended September 30, 2006 primarily due to the recompletion of one significant well and (ii) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of Net Profits, this expense decreased to 5.2% for the nine months ended September 30, 2006 from 5.7% for the nine months ended September 30, 2005.

      The P-7 Partnership recognized a non-cash charge against earnings of $23,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses increased to 9.2% for the nine months ended September 30, 2006 from 9.1% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-7 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $24,012,916 or 127.25% of Limited Partners' capital contributions.

      P-8 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $385,489         $458,283
      Barrels produced                               3,333            5,096
      Mcf produced                                  45,493           55,158
      Average price/Bbl                           $  68.16         $  61.42
      Average price/Mcf                           $   6.01         $   6.10

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the P-8 Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $73,000 (15.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $108,000 and $59,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $76,000 related to a decrease in production expenses and (ii) $22,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,763 barrels and 9,665 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended September 30, 2006 on one significant well following the recompletion of that well during mid 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      The decrease in production expenses was primarily due to (i) a decrease in workover expenses and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $18,000 (53.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of equipment credits on two fully depleted wells during the three months ended September 30, 2006, (ii) the decreases in volumes of oil and gas sold, and (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. These decreases were partially offset by
      (i) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005 and (ii) an increase in depletable Net Profits Interests during the three months ended September 30, 2006 primarily due to the recompletion of one significant well. As a percentage of Net Profits, this expense decreased to 4.1% for the three months ended September 30, 2006 from 7.5% for the three months ended September 30, 2005, primarily due to the dollar decrease in depletion of Net Profits Interests.

      The P-8 Partnership recognized a non-cash charge against earnings of $13,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 8.4% for the three months ended September 30, 2006 from 7.2% for the three months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-8 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Net Profits                                 $1,226,485     $1,210,784
      Barrels produced                                11,598         14,013
      Mcf produced                                   145,076        154,800
      Average price/Bbl                           $    63.17     $    53.45
      Average price/Mcf                           $     5.84     $     5.77

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the P-8 Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $16,000 (1.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $113,000 and $10,000 were related to increases in the average prices of oil and gas sold and
      (ii) $78,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $129,000 and $56,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,415 barrels and 9,724 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following the recompletion of that well during mid 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      The decrease in production expenses was primarily due to (i) a decrease in workover expenses and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $5,000 (7.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) the receipt of equipment credits on two fully depleted wells during the nine months ended September 30, 2006, (ii) the decreases in volumes of oil and gas sold, and
      (iii) several wells being fully depleted during 2005 due to their lack of remaining reserves. These decreases were partially offset by (i) an increase in depletable Net

      Profits  Interests  during  the  nine  months  ended  September  30,  2006 primarily due to the recompletion of one significant well and (ii) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of Net Profits, this expense decreased to 5.2% for the nine months ended September 30, 2006 from 5.7% for the nine months ended September 30, 2005.

      The P-8 Partnership recognized a non-cash charge against earnings of $13,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses remained constant at 9.9% for the nine months ended September 30, 2006 and 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-8 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $16,015,583 or 137.87% of Limited Partners' capital contributions.

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


                                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-7
                                      GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-8

                                      (Registrant)

                                      BY: GEODYNE RESOURCES, INC.
                                          General Partner


Date:  November 20, 2006              By:       /s/Dennis R. Neill
                                      --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 20, 2006              By:      /s/Craig D. Loseke
                                      --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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