Form 10-Q
period 2007-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-7; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-8
filed 2007-11-13
CIK 888240, 888239

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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

                              PART I. FINANCIAL INFORMATION

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
              STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                  2007
                                                               ------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $7,179,360
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  685,051
   Limited Partners, issued and
      outstanding, 188,702 units                                 6,494,309
                                                                ----------
        Total Partners' capital                                 $7,179,360
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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 5,677,609
   Adjust assets to fair value, net of
      estimated selling costs                                    13,526,705
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    519,858)
   Revenues from February 5, 2007 to March 31, 2007                 579,627
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     69,870)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $19,194,213

   Change in fair value of assets, net of
      estimated selling costs                                     1,954,263
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (  1,756,786)
   Revenues from April 1, 2007 to June 30, 2007                     520,540
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     72,889)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $19,839,341

   Change in fair value of assets, net of
      estimated selling costs                                       421,495
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    ( 13,432,035)
   Revenues from July 1, 2007 to September 30, 2007                 421,174
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (     70,615)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $ 7,179,360
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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)



                                                                  THREE MONTHS
                                                                     ENDED
                                                                  SEPTEMBER 30,
                                                                     2006
                                                                  -------------

REVENUES:
   Net Profits                                                       $617,434
   Interest income                                                      8,916
                                                                     --------
                                                                     $626,350

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                                      $ 23,165
   Impairment provision                                                22,637
   General and administrative
      (Note 2)                                                         52,112
                                                                     --------
                                                                     $ 97,914
                                                                     --------

INCOME FROM CONTINUING OPERATIONS                                    $528,436

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                        428,024
                                                                     --------
NET INCOME                                                           $956,460
                                                                     ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                     $ 56,074
   Net income from discontinued
      operations                                                       43,258
                                                                     --------
   NET INCOME                                                        $ 99,332
                                                                     ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                     $472,362
   Net income from discontinued
      operations                                                      384,766
                                                                     --------
   NET INCOME                                                        $857,128
                                                                     ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                               $   2.50
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                   2.04
                                                                     --------
NET INCOME PER UNIT                                                  $   4.54
                                                                     ========

UNITS OUTSTANDING                                                     188,702



































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)




                                              PERIOD FROM         NINE MONTHS
                                             JANUARY 1, TO          ENDED
                                              FEBRUARY 4,         SEPTEMBER 30,
                                                 2007                2006
                                             -------------        ------------

REVENUES:
   Net Profits                                   $ 84,930          $1,978,173
   Interest income                                  2,508              27,351
                                                 --------          ----------
                                                 $ 87,438          $2,005,524

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                  $ 13,193          $  103,588
   Impairment provision                                 -              22,637
   General and administrative
      (Note 2)                                     19,632             181,317
                                                 --------          ----------
                                                 $ 32,825          $  307,542
                                                 --------          ----------

INCOME FROM CONTINUING OPERATIONS                $ 54,613          $1,697,982

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    136,032           1,250,152
                                                 --------          ----------
NET INCOME                                       $190,645          $2,948,134
                                                 ========          ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  6,398          $  178,423
   Net income from discontinued
      operations                                   13,763             131,195
                                                 --------          ----------
   NET INCOME                                    $ 20,161          $  309,618
                                                 ========          ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 48,215          $1,519,559
   Net income from discontinued
      operations                                  122,269           1,118,957
                                                 --------          ----------
   NET INCOME                                    $170,484          $2,638,516
                                                 ========          ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.26          $     8.05
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               0.65                5.93
                                                 --------          ----------
NET INCOME PER UNIT                              $   0.91          $    13.98
                                                 ========          ==========

UNITS OUTSTANDING                                 188,702             188,702


































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-7
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                 PERIOD FROM        NINE MONTHS
                                                JANUARY 1, TO          ENDED
                                                 FEBRUARY 4,       SEPTEMBER 30,
                                                    2007               2006
                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  190,645         $2,948,134
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                    14,972            172,256
      Impairment provision                                -             22,637
      Settlement of asset retirement
        obligation                              (     5,177)       (       261)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                      33,229        (    30,609)
                                                 ----------         ----------
Net cash provided by operating
   activities                                    $  233,669         $3,112,157
                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   44,552)       ($  556,154)
                                                 ----------         ----------
Net cash used by investing
   activities                                   ($   44,552)       ($  556,154)
                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($   24,833)       ($2,727,210)
                                                 ----------         ----------
Net cash used by financing
   activities                                   ($   24,833)       ($2,727,210)
                                                 ----------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  164,284        ($  171,207)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              934,103          1,438,955
                                                 ----------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,098,387         $1,267,748
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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
              STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               ------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $5,267,633
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  563,843
   Limited Partners, issued and
      outstanding, 116,168 units                                 4,703,790
                                                                ----------
        Total Partners' capital                                 $5,267,633
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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)



                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                               SEPTEMBER  30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 3,496,796
   Adjust assets to fair value, net of
      estimated selling costs                                     8,658,231
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    334,778)
   Revenues from February 5, 2007 to March 31, 2007                 365,285
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     53,500)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $12,132,034

   Change in fair value of assets, net of
      estimated selling costs                                     1,225,946
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (  1,056,927)
   Revenues from April 1, 2007 to June 30, 2007                     362,869
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     48,893)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $12,615,029

   Change in fair value of assets, net of
      estimated selling costs                                       347,713
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  7,949,858)
   Revenues from July 1, 2007 to September 30, 2007                 300,253
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (     45,504)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $ 5,267,633
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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                                  THREE MONTHS
                                                                     ENDED
                                                                  SEPTEMBER 30,
                                                                     2006
                                                                  -------------

REVENUES:
   Net Profits                                                       $385,201
   Interest income                                                      5,799
                                                                     --------
                                                                     $391,000

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                                      $ 15,985
   Impairment provision                                                12,796
   General and administrative
      (Note 2)                                                         32,480
                                                                     --------
                                                                     $ 61,261
                                                                     --------

INCOME FROM CONTINUING OPERATIONS                                    $329,739

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                        274,834
                                                                     --------
NET INCOME                                                           $604,573
                                                                     ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                     $ 34,984
   Net income from discontinued
      operations                                                       27,764
                                                                     --------
   NET INCOME                                                        $ 62,748
                                                                     ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                     $294,755
   Net income from discontinued
      operations                                                      247,070
                                                                     --------
   NET INCOME                                                        $541,825
                                                                     ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                               $   2.53
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                   2.12
                                                                     --------
NET INCOME PER UNIT                                                  $   4.65
                                                                     ========

UNITS OUTSTANDING                                                     116,168


































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                              PERIOD FROM          NINE MONTHS
                                             JANUARY 1, TO           ENDED
                                              FEBRUARY 4,         SEPTEMBER 30,
                                                 2007                 2006
                                             -------------        ------------

REVENUES:
   Net Profits                                   $ 54,450          $1,227,864
   Interest income                                  1,649              17,997
                                                 --------          ----------
                                                 $ 56,099          $1,245,861

COSTS AND EXPENSES:
   Depletion of  Net Profits
      Interests                                  $  7,940          $   63,803
   Impairment provision                                 -              12,796
   General and administrative
      (Note 2)                                     12,892             121,560
                                                 --------          ----------
                                                 $ 20,832          $  198,159
                                                 --------          ----------

INCOME FROM CONTINUING OPERATIONS                $ 35,267          $1,047,702

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     85,522             798,507
   Gain on disposal of discontinued
      operations                                    1,315                   -
                                                 --------          ----------
NET INCOME                                       $122,104          $1,846,209
                                                 ========          ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  4,076          $  109,864
   Net income from discontinued
      operations                                    8,784              83,670
                                                 --------          ----------
   NET INCOME                                    $ 12,860          $  193,534
                                                 ========          ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 31,191          $  937,838
   Net income from discontinued
      operations                                   78,053             714,837
                                                 --------          ----------
   NET INCOME                                    $109,244          $1,652,675
                                                 ========          ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.27          $     8.07
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               0.67                6.15
                                                 --------          ----------
NET INCOME PER UNIT                              $   0.94          $    14.22
                                                 ========          ==========

UNITS OUTSTANDING                                 116,168             116,168



































            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-8
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                 PERIOD FROM        NINE MONTHS
                                                JANUARY 1, TO         ENDED
                                                 FEBRUARY 4,       SEPTEMBER 30,
                                                    2007               2006
                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $122,104         $1,846,209
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                     9,049            106,242
      Impairment provision                                -             12,796
      Gain on disposal of discontinued
        operations                                (   1,315)                 -
      Settlement of asset retirement
        obligation                                (   2,648)       (       161)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                      25,832             10,054
                                                   --------         ----------
Net cash provided by operating
   activities                                      $153,022         $1,975,140
                                                   --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 27,939)       ($  329,967)
                                                   --------         ----------
Net cash used by investing
   activities                                     ($ 27,939)       ($  329,967)
                                                   --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($ 15,554)       ($1,769,015)
                                                   --------         ----------
Net cash used by financing
   activities                                     ($ 15,554)       ($1,769,015)
                                                   --------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $109,529        ($  123,842)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              621,916            925,925
                                                   --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $731,445         $  802,083
                                                   ========         ==========

            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, Geodyne Resources, Inc., the General Partner (the "General Partner") of the Geodyne Institutional/Pension Energy Income Program II Limited Partnerships (individually, the "P-7 Partnership" or the "P-8 Partnership", as the case may be, or, collectively, the "Partnerships") mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for direct expenses that will be incurred related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which Partnerships' Net Profits Interests are carved out are referred to as "Working Interests".

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

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation assuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at September 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         P-7               $120,000           $678,000          $798,000
         P-8                 95,000            535,000           630,000


      ACCOUNTING POLICIES
      -------------------

      The Unaudited Statements of Net Assets of Partnership in Liquidation as of September 30, 2007, Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of September 30, 2007, Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, and Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the fair value of net assets of Partnership in liquidation at September 30, 2007, the unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to September 30, 2007, and the unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending

      February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the Partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on February 28, 2002. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the unaudited financial statements for additional information regarding this matter.

      RECLASSIFICATION
      ----------------

      Certain prior year balances were reclassified to conform with current year presentation.

      NET PROFITS INTERESTS
      ---------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a net profits interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner prior to their transfer to the Partnerships.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $18,667                  $ 49,659
               P-8                   12,144                    30,570

      During the nine months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-7                  $68,229                  $148,977
               P-8                   55,881                    91,710

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates.

                             Three Months Ended         Nine Months Ended
            Partnership      September 30, 2007        September 30, 2007
            -----------      -------------------       -------------------
               P-7               $ 12,000                    $36,000
               P-8                  7,000                     21,000

      In connection with the liquidation process involving some of the Partnerships' properties, the General Partner and Samson Resources Company, an affiliate of the General Partner, elected to receive an "in-kind" distribution of their proportionate interest in the partnership in lieu of a cash distribution of their partnership interest. For the nine months ended September 30, 2007 and based on the valuation of net assets in liquidation at June 30, 2007, the General Partner and Samson Resources Company received the following approximate property values in lieu of a cash distribution on these properties:

                                 Property
            Partnership        Distribution
            -----------        ------------
               P-7               $476,000
               P-8                326,000


3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable environment for oil and gas properties. These properties were classified as assets held for sale.

      The properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
      144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the sales planned in August 2006, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements for additional information regarding this matter.

     Net income from discontinued operations is as follows:

                              P-7 Partnership
                              ---------------

                                                                Three Months
                                                                  Ended
                                                                September 30,
                                                                   2006
                                                               -------------

      Net Profits                                                 $433,086
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (   5,062)
                                                                  --------
      Income from discontinued
         operations                                               $428,024
                                                                  ========


                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             ------------      -------------

      Net Profits                               $137,811        $1,318,820
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (   1,779)      (    68,668)
                                                --------        ----------
      Income from discontinued
         operations                             $136,032        $1,250,152
                                                ========        ==========

                              P-8 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                September 30,
                                                                   2006
                                                               -------------

      Net profits                                                 $277,958
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (   3,124)
                                                                  --------
      Income from discontinued
         operations                                               $274,834
                                                                  ========



                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             ------------      -------------

      Net profits                               $ 86,631          $840,946
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (   1,109)        (  42,439)
                                                --------          --------
      Income from discontinued
         operations                             $ 85,522          $798,507
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

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

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

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.


5.    SUBSEQUENT EVENT
      ----------------

      On October 10, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of fees)

                                                  Samson
                           Independent           Resources
      Partnership         Third Parties           Company           Total
      -----------         -------------         -----------      ----------
         P-7                  $271,000            $925,000       $1,196,000
         P-8                   143,000             445,000          588,000

      The sale resulted in decreases in net assets of Partnership in liquidation of approximately $235,000 and $112,000, respectively, to the P-7 and P-8 Partnerships.

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

      On May 9, 2007, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                         Proceeds            Increases in net assets
      Partnership      (net of fees)      of Partnership in liquidation
      -----------      -------------      -----------------------------
         P-7            $13,873,000               $1,750,000
         P-8              8,117,000                1,042,000

      On August 8, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of fees)

                                                  Samson
                           Independent           Resources
      Partnership         Third Parties           Company           Total
      -----------         -------------         -----------      -----------
         P-7                  $493,000            $439,000          $932,000
         P-8                   344,000             234,000           578,000

      The sale resulted in increases in net assets of Partnership in liquidation of approximately $133,000 and $113,000, respectively, to the P-7 and P-8 Partnerships.

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the Limited Partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for direct expenses that will be incurred related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all acquisition costs. Such acquisition costs included costs incurred by the Partnerships or the General Partner to acquire Net Profits Interests, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consisted of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


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

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      As a result of the pending liquidation of the Partnerships, the primary source of liquidity and Partnership cash distributions currently comes from the sale of oil and gas properties. The net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/ transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing);
            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

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

      Income and expenses for the P-7 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            9,903
       Mcf produced                                              48,205
      Average price/Bbl                                        $  53.95
      Average price/Mcf                                        $   6.46

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $552,772
      Interest income                                             5,301
      Other income                                               21,554
                                                               --------
                                                               $579,627
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expense                                        $  6,357
      General and administrative                                 63,513
                                                               --------
                                                               $ 69,870
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            9,128
      Mcf produced                                               61,212
      Average price/Bbl                                        $  60.45
      Average price/Mcf                                        $   6.09


      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $514,422
      Interest income                                             6,118
                                                               --------
                                                               $520,540
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expense                                        $  7,154
      General and administrative                                 65,735
                                                               --------
                                                               $ 72,889
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,652
      Mcf produced                                               39,192
      Average price/Bbl                                        $  71.97
      Average price/Mcf                                        $   6.06

      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $333,230
      Interest income                                            87,944
                                                               --------
                                                               $421,174
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expense                                        $  2,289
      General and administrative                                 68,326
                                                               --------
                                                               $ 70,615
                                                               ========


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

      Income and expenses for the P-8 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,959
      Mcf produced                                               32,568
      Average price/Bbl                                        $  53.89
      Average price/Mcf                                        $   6.40

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $351,111
      Interest income                                             3,144
      Other income                                               11,030
                                                               --------
                                                               $365,285
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expense                                        $  4,728
      General and administrative                                 48,772
                                                               --------
                                                               $ 53,500
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            5,713
      Mcf produced                                               43,719
      Average price/Bbl                                        $  60.18
      Average price/Mcf                                        $   6.16


      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $358,518
      Interest income                                             4,351
                                                               --------
                                                               $362,869
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expense                                        $  5,680
      General and administrative                                 43,213
                                                               --------
                                                               $ 48,893
                                                               ========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            1,811
      Mcf produced                                               31,953
      Average price/Bbl                                        $  71.84
      Average price/Mcf                                        $   6.02


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $247,907
      Interest income                                            52,346
                                                               --------
                                                               $300,253
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expense                                        $  2,790
      General and administrative                                 42,714
                                                               --------
                                                               $ 45,504
                                                               ========

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


                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-7
                                    GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-8

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.
                                          General Partner


Date:  November 13, 2007            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2007      By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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